Form 10-Q
period 2021-06-30
XPAC Acquisition Corp.
filed 2021-09-13
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheet as of June 30, 2021 (unaudited)	2
	Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the period from March 11, 2021 (Inception) Through June 30, 2021 (unaudited)	3
	Condensed Statement of Changes in Shareholder’s Equity for the Period from March 11, 2021 (Inception) Through June 30, 2021 (Unaudited)	4
	Condensed Statement of Cash Flows for the Period from March 11, 2021 (Inception) Through June 30, 2021 (Unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26

XPAC ACQUISITION CORP.

CONDENSED BALANCE SHEET as of June 30, 2021

(unaudited)

ASSETS
Non-Current Assets
Deferred offering costs	$469,307
Total Assets	$469,307

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts Payable	$6,522
Accrued offering costs	364,625
Total Current Liabilities	371,147
Promissory note payable to related party	84,412
Total Liabilities	$455,559

Commitments and Contingencies (Note 8)

Shareholder’s Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(11,252)
Total Shareholder’s Equity	$13,748
Total Liabilities and Shareholder’s Equity	$469,307
(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

		For the Period from
		March 11, 2021
	For the Three Months	(Inception) Through
	Ended June 30, 2021	June 30, 2021
Formation and operating costs	$183	$11,252
Net Loss	$(183)	$(11,252)

Weighted average shares outstanding, basic and diluted (1)	5,000,000	4,642,857

Basic and diluted net loss per common share	$(0.00)	$(0.00)
(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

For the Period from March 11, 2021 (Inception) through June 30, 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - March 11, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Founder (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(11,069)	(11,069)
Balance-March 31, 2021	5,750,000	575	24,425	(11,069)	13,931
Net Loss		—	—	(183)	(183)
Balance-June 30, 2021	5,750,000	$575	$24,425	$(11,252)	$13,748
(1)	includes 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from March 11, 2021 (Inception) Through June 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(11,252)
Changes in operating assets and liabilities
Accounts payable	6,522
Accrued offering costs	(20,270)
Net cash used in operating activities	(25,000)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	25,000
Net cash provided by financing activities	25,000

Net change in cash	—
Cash-beginning of period	—
Cash-end of period	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	384,895
Deferred offering costs included in promissory note – related party	84,412

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC Acquisition Corporation

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND

XPAC Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on March 11, 2021. The Company was formed for the purpose of entering into a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

At June 30, 2021, the Company had $0 in cash and working capital deficiency of $371,147. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Window. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying audited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the period for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Use of Estimates (Cont.)

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Net Loss Per Ordinary Share (Cont.)

At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $0 as of June 30, 2021.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholder’s equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.

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

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of June 30, the Company had drawn down $84,412 under the promissory note to pay for offering expenses. The Promissory Note was non-interest bearing and the amount of $84,412 was still owed upon the closing of the IPO.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company has agreed, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support.

NOTE 5 — RELATED PARTY TRANSACTIONS (Cont.)

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

NOTE 6 — SHAREHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were no shares of Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2021, there were 5,750,000 shares of Class B ordinary shares issued and outstanding, of which an aggregate of up to 750,000 shares are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that such shares will collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

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

NOTE 7 — WARRANTS (Cont.)

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

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders (referred to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Redeemable Warrants — Public Shareholders’ Warrants — Anti-dilution Adjustments”).

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

NOTE 7 — WARRANTS (Cont.)

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

NOTE 7 — WARRANTS (Cont.)

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

NOTE 9 — SUBSEQUENT EVENTS (Cont)

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

For the three months ended June 30, 2021 and period from March 11, 2021 through June 30, 2021, we had a net loss of $183 and $11,252, respectively, which consisted of expenses incurred.

Liquidity and Capital Resources

As of June 30, 2021 we had $0 in cash.

Our liquidity needs have been satisfied prior to the completion of this offering through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of June 30, 2021, we had borrowed $84,412 under the promissory note with our sponsor.

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

As indicated in the accompanying financial statements, at June 30, 2021 we had $0 cash, working capital deficiency of $371,147, and deferred offering costs of $469,307. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of June 30, 2021.

Contractual Obligations

As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

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