Form 10-Q
period 2021-09-30
XPAC Acquisition Corp.
filed 2021-11-12
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39126

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

The registrant had 21,961,131 Class A ordinary shares at $0.0001 par value, 5,490,283 Class B ordinary shares at  $0.0001 par value, issued and outstanding at November 12, 2021.

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	2
	Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from March 11, 2021 (Inception) Through September 30, 2021 (unaudited)	3
	Condensed Statement of Changes in Shareholders’ Deficit for the Period from March 11, 2021 (Inception) Through September 30, 2021 (unaudited)	4
	Condensed Statement of Cash Flows for the Period from March 11, 2021 (Inception) Through September 30, 2021 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signatures		32

XPAC ACQUISITION CORP.

CONDENSED BALANCE SHEET as of September 30, 2021

(unaudited)

Assets
Current Assets
Cash	$1,006,126
Prepaid expenses	414,250
Total Current Assets	1,420,376
Cash and marketable securities held in trust account	219,613,318
Prepaid expenses	333,542
Total Noncurrent Assets	219,946,860
Total Assets	$221,367,236

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$162,605
Accrued expenses	302,560
Accrued offering costs	542,000
Total Current Liabilities	1,007,165
Promissory note payable - related party	84,412
Deferred underwriter's commission fee	7,686,396
Warrant liability	8,135,002
Total Liabilities	$16,912,975

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 21,961,131 shares at redemption value	219,613,318
Shareholders' Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,961,131 shares of Class A ordinary shares subject to redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,490,283 shares issued and outstanding	549
Additional paid-in capital	-
Accumulated deficit	(15,159,606)
Total Shareholders' Deficit	(15,159,057)
Total Liabilities and Shareholders' Deficit	$221,367,236

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
		March 11, 2021
	For the Three Months	(Inception) Through
	Ended September 30, 2021	September 30, 2021
	(unaudited)	(unaudited)
Formation and operating costs	$(589,667)	$(600,920)
Loss from operations	(589,667)	(600,920)
Other Income
Offering expenses related to warrant issuance	(519,498)	(519,498)
Change in fair value of warrant liabilities	5,553,385	5,553,385
Unrealized gain on securities held in trust	2,008	2,008
Total Other Income	5,035,895	5,035,895
Net Income	$4,446,228	$4,434,975
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	13,594,936	6,197,691
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.23	$0.38
Basic and diluted weighted average shares outstanding, Non- Redeemable Class B ordinary shares	5,629,916	5,469,765
Basic and diluted net income per share, Non- Redeemable Class B ordinary shares	$0.23	$0.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Period from March 11, 2021 (Inception) Through September 30, 2021

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 11, 2021 (inception)	—	—	—	—	—	—	—
Issuance of founder shares	—	—	575,000	$575	$24,425	$—	$25,000
Net loss		—		—	—	(11,069)	(11,069)
Balance-March 31, 2021	—	—	575,000	575	24,425	(11,069)	13,931
Net loss		—		—		(183)	(183)
Balance-June 30, 2021	—	—	575,000	575	24,425	(11,252)	13,748
Forfeiture of founder shares	—	—	(259,717)	(26)	26	—	—
Redeemable Share accretion	—	—	—	—	(24,451)	(19,594,582)	(19,619,033)
Net income	—	—	—	—	—	4,446,228	4,446,228
Balance-September 30, 2021	—	$—	5,490,283	$549	$—	$(15,159,606)	$(15,159,057)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from March 11, 2021 (Inception) Through September 30, 2021

(Unaudited)

Cash flows from operating activities:
Net income	4,434,975
Adjustments to reconcile cash used in operating activities:
Change in warrant liability	(5,553,385)
Offering costs allocated to warrants	519,498
Unrealized gain on securities held in trust	(2,008)
Changes in operating assets and liabilities:
Prepaid expenses	(747,792)
Accounts payable	162,605
Accrued expenses	302,560
Due to related party	84,412
Net cash used in operating activities	(799,135)
Cash Flows from Investing Activities:
Investments Held in Trust Account	(219,611,310)
Net cash used in investing activities	(219,611,310)
Cash Flows from Financing Activities:
Proceeds from sale of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount	215,219,083
Proceeds from sale of Private Placement Warrants	6,392,228
Payment of offering costs	(219,740)
Net cash provided by financing activities	221,416,571

Net change in cash	1,006,126
Cash at beginning of period	—
Cash at end of period	$1,006,126

Supplemental disclosure of cash flow information:
Record ordinary shares subject to redemption	$(219,613,318)
Deferred underwriting fee payable	$(7,686,396)
Deferred offering costs included in accrued offering costs	$542,000
Deferred offering costs included in due to related party	$84,412

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 29, 2021 (the “Effective Date”). On August 3, 2021, the Company consummated the IPO of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 4,000,000 Private Placement Warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant in a private placement to certain funds and accounts managed by XPAC Sponsor, LLC (the “Sponsor”) generating proceeds of $6,000,000 from the sale of the Private Placement Warrants, which is discussed in Note 4.

The Company had granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $19,611,310. Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 261,485 additional Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $392,228.

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND (Cont.)

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

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND (Cont.)

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

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND (Cont.)

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

Going Concern Consideration

At September 30, 2021, the Company had $1,006,126 in cash and working capital of $413,211. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Window. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying audited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the period for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO and any over-allotment exercised. Accordingly, on August 3, 2021, offering costs totaling $11,761,739 (consisting of $4,000,000 of underwriting fee, $7,000,000 of deferred underwriting fee and $761,739 of other offering costs) were recognized with $477,711 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $11,284,028 included in additional paid-in capital.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

On August 16, 2021, the underwriter partially exercised the over-allotment option and, on August 19, 2021, purchased an additional 1,961,131 Units (the “Over-Allotment Units”) from the Company, generating gross proceeds of $19,611,310. As a result of the partial exercise of the over-allotment option, the incremental increase in offering costs is $1,078,624 (consisting of $392,228 of underwriting fee and $686,396 of deferred underwriting fee) with $41,786 included in accumulated deficit as allocation for the Public Warrants and the Private Placement Warrants, and $1,036,838 included in additional paid-in capital.

Net Income Per Ordinary Share

The Company’s statements of operations include a presentation of net income per share for ordinary shares subject to possible redemption and applies the two-class method in calculating net income per share. Net income per ordinary share, basic and diluted, is calculated by dividing the pro-rata allocation of net income for each class, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Net income is allocated pro-rata between Class A redeemable and Class B non-redeemable shares based on their respective weighted average shares outstanding for the period

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

			For the Period from March 11,
	For the three months ended		2021 (Inception) Through
	September 30, 2021		September 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B ordinary	Class A ordinary	Class B ordinary
	ordinary shares	shares	shares	shares
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income	$3,144,169	$1,302,059	$2,355,835	$2,079,140

Denominator:
Weighted-average shares outstanding	13,594,936	5,629,916	6,197,691	5,469,765
Basic and diluted net income (loss) per share	$0.23	$0.23	$0.38	$0.38

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,006,126 as of September 30, 2021.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Investments Held in Trust Account

At September 30, 2021, the $ 219,613,318 held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains on investments held in trust account on the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company's ordinary shares feature certain redemption rights that is considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company's balance sheet.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate of $6,000,000, in a private placement. Simultaneously, with the closing of the exercise of the over-allotment option, the Company completed the sale of an additional 261,485 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Warrant, generating gross proceeds of $392,228. A portion of the proceeds from the sale of Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. This amount was paid on behalf of the Company to cover certain expenses. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Since the underwriter did not exercise the over-allotment option in full, the Sponsor forfeited 259,717 Class B ordinary shares, which were forfeited by the Company. As a result of such forfeiture, there are currently 5,490,283 Class B ordinary shares issued and outstanding.

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

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of September 30, 2021, the Company had drawn down $84,412 under the promissory note to pay for offering expenses. The Promissory Note was non-interest bearing and the amount of $84,412 is still owed as of September 30, 2021.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company has agreed, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support, when needed. As of September 30, 2021, the Company had not utilized the office space, secretarial, or administrative support and as result has not incurred or accrued for any expense related to this agreement.

NOTE 5 — RELATED PARTY TRANSACTIONS (Cont.)

Advisory Services Agreement

The Company engaged XP Investimentos Corretora de Câmbio, Títulos e Valores Mobiliários S.A., an indirect, wholly-owned subsidiary of XP, Inc. and an affiliate of the Sponsor, to provide financial consulting services, consisting of a review of deal structure and terms and related advice in connection with this offering, for which it received a fee of $1,725,443.24 of the cash underwriting paid to the Underwriter. See Note 8 below for further discussion of the Underwriter Agreement.

NOTE 6 — SHAREHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 21,961,131 Class A ordinary shares issued and no shares outstanding, excluding 21,961,131 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were 5,490,283 shares of Class B ordinary shares issued and outstanding. The shares collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

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

NOTE 7 — WARRANT LIABILITIES

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A ordinary shares as described above under Redemption of warrants for Class A ordinary shares). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 7 — WARRANTS (Cont.)

As of September 30, 2021, there were 7,320,377 Public Warrants and 4,261,485 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because an event that is not within the entity's control could require net cash settlement the warrants do not meet the criteria for equity classification and as a result each warrant must be recorded as a derivative liability.

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Underwriter Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 3,000,000 additional Units to cover over-allotments. On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units at an offering price of $10.00 per Unit, generating gross proceeds of $19,611,310 to the Company.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,392,226 in the aggregate upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $7,686,396 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination.

NOTE 9- RECURRING FAIR VALUE MEASUREMENTS

At September 30, 2021, the Company’s warrant liability was valued at $8,135,002. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy at the initial measurement date. For the period ending September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. Transfers between Levels are recorded at the end of each reporting period.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$219,613,318	$—	$—
Liabilities
Public Warrants	$5,124,264	$—	$—
Private Placement Warrants	$—	$—	$3,010,738

Measurement

The Company established the initial fair value for the warrants on August 3, 2021, the date of the consummation of the Company’s IPO using a Black-Scholes-Merton formula model. At the date of the IPO, the Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date.

As of September 30, 2021, the Public Warrants were publicly traded and their fair value is based on the publicly traded price. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.

The following table presents a summary of the changes in the fair value of the Private Warrants and Public Warrants, a Level 3 liability, measured on a recurring basis.

	Private	Public
	Warrant	Warrant
Fair Value as of August 3, 2021 (IPO date)	$4,770,000	$7,838,000
Change in fair value of warrant liabilities	311,820	768,567
Fair Value as of August 19, 2021 (over-allotment date)	$5,081,820	$8,606,567
Transfer out of Level 3	—	(8,606,567)
Change in fair value of warrant liabilities	(2,071,081)	—
Fair Value as of September 30, 2021	$3,010,738	$—

The key inputs into the Monte Carlo formula model were as follows September 30, 2021:

Private Warrant
Stock price	$9.70
Exercise price	$11.50
Risk-free rate	1.12%
Expected term to merger	0.83 yrs.
Expected term of warrants	5.83 yrs.
Estimated probability of a successful merger	90%
Callable	No
Volatility	12.72%

NOTE 10  – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its August 3, 2021 Balance Sheet and the August 3, 2021 Pro Forma Balance Sheet, filed as part of the 8-K filing and subsequent over-allotment filing, at the closing of the Company’s Initial Public Offering.

For the August 3, 2021 Balance Sheet and the August 3, 2021 Pro Forma Balance Sheet, the Company determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of the Public Shares, while also taking into consideration that the redemption cannot result in net tangible assets being less than $5,000,001.

Management has determined that while provisions in the Company’s charter may result in the Company being unable to redeem all of the Redeemable Shares in certain situations, the Redeemable Shares still contain redemption provisions which are outside of the Company’s control and therefore should be classified outside of permanent equity.  Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to the full redemption value of the Public Shares. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to Class A ordinary shares and additional paid-in capital.

The impact of the  restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of August 3, 2021 (audited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$176,643,160	$23,356,840	$200,000,000
Class A ordinary shares	$237	$(237)	$—
Class B ordinary shares	$575	$—	$575
Additional paid-in capital	$5,489,003	$(5,489,003)	$—
Accumulated deficit	$(489,807)	$(17,867,600)	$(18,357,407)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(23,356,840)	$(18,356,835)

Pro Forma Balance Sheet as of August 3, 2021 (audited)
Class A ordinary shares subject to possible redemption	$194,487,690	$25,123,620	$219,611,310
Class A ordinary shares	$251	$(251)	$—
Class B ordinary shares	$549	$—	$549
Additional paid-in capital	$5,530,795	$(5,530,795)	$—
Accumulated deficit	$(531,593)	$(19,592,574)	$(20,124,167)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(25,123,620)	$(20,123,618)

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events as of the date that the financial statements were issued.

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

Results of Operations and Known Trends or Future Events

The Company has neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. The Company has selected December 31 as its fiscal year end.

For the period from March 11, 2021 (inception) through September 30, 2021 and the three months ended September 30, 2021, we had a net income of $4,434,975 and $4,446,228, respectively, which consisted of expenses incurred, a gain on the fair value of warrant liabilities and a gain on securities held in trust.

Liquidity and Capital Resources

For the period from March 11, 2021 (inception) through September 30, 2021, net cash used in operating activities was $799,135 which was due to our net income of $4,434,975, expensed offering costs of $519,498, partially offset by the changes in working capital accounts of $198,215 and the change in fair value of warrant liability of $5,553,385, and unrealized gain on investments held in Trust Account of $2,008.

For the period from March 11, 2021 (inception) through September 30, 2021, net cash used in investing activities of $219,611,310 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

Net cash provided by financing activities for the for the period from March 11, 2021 (inception) through September 30, 2021 of $221,416,571 was comprised of $25,000 in proceeds from issuance of Class B ordinary shares to Sponsor, $215,219,083 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter's discount paid and $6,392,228 in proceeds from the issuance of warrants in a private placement to our Sponsor, partially offset by payment of $219,740 for offering costs associated with the Initial Public Offering.

On August 3, 2021, we consummated our initial public offering of 20,000,000 units. Each Unit consisted of one share of Class A ordinary shares of the Company, par value $0.0001 per share (the “Public Shares”) and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A ordinary shares for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units solely to cover over-allotments.

Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 4,000,000 warrants to XPAC Sponsor, LLC, our Sponsor, at a purchase price of $1.50 per warrant (the “Private Placement Warrants”), generating gross proceeds of $6,000,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the initial public offering held in a trust account (the “Trust Account”). If we do not complete our initial business combination within 24 months from the closing of the initial public offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units from the Company (the “Over-Allotment Units”) at $10.00 per Unit, generating additional gross proceeds of $19,611,310 to the Company. In addition, the Company issued 261,485 Private Placement Warrants to the Sponsor. The underwriters have the right to exercise the remaining portion of the over-allotment option during the aforementioned 45-day period.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As indicated in the accompanying financial statements, at September 30, 2021 we had $1,006,126 cash and working capital of $413,211. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, solely due to the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Our internal control over financial reporting did not result in the proper classification of the Class A redeemable ordinary shares within our previously issued August 3, 2021 Balance Sheet and the August 3, 2021 Pro Forma Balance Sheet. In those balance sheets the Company determined that the Class A ordinary shares subject to possible redemption to be equal to the redemption value of the Public Shares, while also taking into consideration that the redemption cannot result in net tangible assets being less than $5,000,001.

After discussion and evaluation, including with our independent auditors, we have concluded that while provisions in the Company’s charter may result in the Company being unable to redeem all of the Redeemable Shares in certain situations, the Redeemable Shares still contain redemption provisions which are outside of the Company’s control and therefore should be classified outside of permanent equity. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to the full redemption value of the Public Shares.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant t o Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPAC ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Chu Chiu Kong	Chief Executive Officer	November 12, 2021
Chu Chiu Kong	(principal executive officer)

/s/ Fabio Kann	Chief Financial Officer	November 12, 2021
Fabio Kann	(principal financial and accounting officer)