Form 10-K
period 2021-12-31
XPAC Acquisition Corp.
filed 2022-03-30
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40686

XPAC ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 West 46th Street, 30th floor	10036
New York, NY	(Zip Code)
(Address of Principal Executive Offices)

(646) 664-0501
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	XPAXU	The NASDAQ Stock Market LLC
Class A ordinary share, par value $0.0001 per share	XPAX	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	XPAXW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s securities were not publicly traded. The Registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on the NASDAQ Stock Market LLC separately from its units on September 20, 2021. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of December 31, 2021, was approximately $191,267,334.

As of March 29, 2022, there were 21,961,131 units of the Registrant’s Class A ordinary shares and 5,490,283 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

XPAC Acquisition Corp.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination (as defined below);
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our directors and officers to generate potential Business Combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to XPAC Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to XPAC Sponsor LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor and each of our independent directors.

Item 1.Business.

Overview

We are a blank check company incorporated on March 11, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue a Business Combination target in any business, industry or geographical location, we intend to capitalize on the strength and leading presence of the XP Inc. (“XP”) platform in Brazil, drawing upon the extensive networks, relationships and investment acumen of our Sponsor and management team to identify, source, negotiate and execute an initial Business Combination in Brazil in an industry (i) that we believe should benefit from long-term growth in the Brazilian economy, (ii) that has favorable secular trends and a high growth profile, (iii) that has competitive advantages as well as a consistent Environmental, Social and Governance (ESG) framework and (iv) in which our management team has previous experience, including the healthcare, financial services, education, consumer goods & retail, and technology industries, which we refer to throughout this Annual Report as the Brazil focus sectors. Our Sponsor, XPAC Sponsor LLC, is a wholly owned subsidiary of XP Inc. a leading, Nasdaq-listed (NASDAQ: XP), technology-driven platform and a trusted provider of financial products and services in Brazil with a mission-driven culture and a revolutionary business model that we believe provides us with strong competitive advantages.

Our registration statement for our initial public offering (“Initial Public Offering”) was declared effective on July 29, 2021 (the “Effective Date”). On August 3, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,000,000 Private Warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant in a private placement (the “Private Placement”) to our Sponsor generating proceeds of $6,000,000. On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units (the “Over-Allotment Units”) at $10.00 per Unit, generating additional gross proceeds of $19,611,310. In addition, we issued 261,485 Private Warrants to our Sponsor, generating additional gross proceeds of approximately $392,228.

Following the closing of our Initial Public Offering, $219,611,310 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (“Trust Account”). The funds in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination within the Combination Period, subject to applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the our signing a definitive agreement in connection with our initial Business Combination. We will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our shares, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide the holders of our Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of our initial Business Combination or certain amendments to our amended and restated memorandum and articles of association. Permitted transferees of our initial shareholders, directors or officers will be subject to the same obligations.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Effecting a Business Combination

Our Business Strategy

We believe that there is an opportunity to take advantage of the economic environment in Brazil and leverage the XP group’s experiences and skills, and broad and deep relationship network to access a wide spectrum of differentiated opportunities. In addition to our management team’s broad network, we believe we are able to source opportunities from XP’s unique ecosystem and capillarity drawing from its network of more than 8,000 independent financial advisors.

Our business strategy is to create value for our shareholders by identifying and completing our initial Business Combination with a company in the Brazil focus sectors. We believe that there is an opportunity to take advantage of the business environment in Brazil to acquire a quality company or asset, and leverage our expertise to build a strong business with competitive advantages that have the potential to improve the target’s overall value proposition. We will seek to work with a potential acquisition candidate to access the capital markets, attract top-tier management talent, and execute a tailored value-creation business plan to help the company continue to grow into the next phase of its life cycle.

We believe our management team has significant experience in:

●	identifying, sourcing, negotiating and executing acquisitions in Brazil;
●	identifying the right entrepreneurs to back as long-term partners;
●	investing in, managing and operating companies across several industries;
●	attracting, selecting and retaining high-performing management teams with proven track records;
●	developing and executing strategic business plans to grow companies, both organically and inorganically;
●	partnering with other industry-leading players to increase sales and improve profitability, enhancing the competitive position of companies;
●	implementing an optimized capital structure that enables companies to achieve their next phase of growth;
●	accessing the capital markets, including local and international capital sources, across various business cycles; and
●	running successful and growing businesses during changing macroeconomic, legal, tax and regulatory environments.

We believe that our management team is well-positioned to identify attractive Business Combination opportunities with a compelling industry backdrop and an opportunity for strong growth and attractive returns for our shareholders. We plan to leverage our management team’s networks of potential transaction sources where we believe our management team’s industry relationships, knowledge and experience could positively impact existing businesses or assets. Each member of our management team has developed, over the course of his/her individual career, a broad network of contacts and corporate relationships that we believe will serve as a powerful source of acquisition opportunities. We plan to leverage the relationships of our management teams with public and private companies, investment professionals at private equity firms and other financial sponsors, owners of private businesses, investment bankers, consultants, attorneys and accountants, all of whom we believe should provide us with a number of Business Combination opportunities.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet one or all of these criteria and guidelines.

We intend to focus on target businesses that we believe:

●	are leading players and high-quality assets within the Brazilian economy, with strong growth potential;
●	are fundamentally sound, have a resilient business model, and have a historically consistent operational and financial performance;
●	are preferably in, but are not limited to, the healthcare, financial services, education, consumer goods and retail and technology sectors;
●	have strong, experienced management teams with long-term commitment, or provide a platform to assemble an effective management team with a track record of driving growth and profitability;
●	have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors;

●	have a diversified customer base better positioned to endure economic downturns, changes in the industry landscape and evolving customer preferences, suppliers and competitors;
●	provide an opportunity for strategic add-on acquisitions;
●	have attractive potential for international or regional expansion;
●	will offer an attractive risk-adjusted return for our shareholders, potential upside through growth in the target business and an improved capital structure, all of which will be weighed against any identified downside risks;
●	can benefit from being publicly traded and can utilize access to broader capital markets;
●	have a strong corporate governance and internal processes with standards comparable to a publicly listed company; and
●	have an ESG framework in place and is positioned to combine corporate social responsibility with profitability.

We believe our management team has demonstrated a track record of rigorous due diligence combined with disciplined and valuation-centric investing and a deep understanding of potential market value. We expect to complete a Business Combination that results in a strong risk-adjusted return profile with substantial upside potential to balance and limit potential downside risks.

Following the initial Business Combination, we expect to collaborate with management on a number of initiatives, including, but not limited to, navigating the public markets, mergers and acquisitions, capital allocation, talent acquisition, and broadening their network of potential partners and customers.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Acquisition Process

In evaluating a prospective initial Business Combination, we expect to conduct a thorough diligence review to determine a company’s quality and intrinsic value. Our review process may include, among other things, detailed document reviews, financial analysis, technology reviews, management meetings, consultations with customers, competitors and industry experts as well as review of other information that will be made available to us.

We and our Sponsor are affiliates of XP Inc., one of Brazil’s largest independent investment platforms and a Nasdaq listed company (NASDAQ: XP). XP, through its subsidiaries, is an active full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in the financial markets, in particular in Brazil. As such, XP, through its subsidiaries, provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, and high net-worth and other individuals. XP, through its subsidiaries, acts as an investment banker, research provider, investment adviser, asset manager, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor. In those and other capacities, XP advises clients in Brazil, the U.S. and other markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products, for its own account and for the accounts of clients, through client accounts and through the relationships and products it sponsors, manages and advises. XP and the XP affiliated entities have direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which we or accounts in which personnel or clients of XP and XP affiliated entities have an interest, or investment vehicles that XP or any XP affiliated entity sponsors, manages or advises, may directly and indirectly invest.

While XP and the XP affiliated entities will not have any duty to offer acquisition opportunities to us, XP and the XP affiliated entities may become aware of a potential transaction that may be an attractive opportunity for us, which it may or may not decide to share with us. In addition, we may, but are not required to, engage XP affiliated entities, including XP Investimentos Corretora de Câmbio, Títulos e Valores Mobiliários S.A. (“XP Investimentos”) and XP’s U.S. broker-dealer, XP Investments US, LLC, for services as a financial advisor in connection with identifying and investigating potential targets for our Business Combination or in connection with any services or financing transaction to be entered into in connection with our initial Business Combination. Our executive team consisting of Chu Kong, Guilherme Teixeira and Fabio Kann as well as our board member, Marcos Peixoto, are all currently associated with XP and will not be independent of XP (although there is no assurance that any of them will remain associated with XP).

We are not prohibited from pursuing an initial Business Combination with an XP affiliated entity, including any account or investment vehicle sponsored, managed or advised by XP. We may, at our option, pursue a Business Combination jointly with XP or any XP affiliated entity or any fund or investment vehicle related to them, and any such party and/or other investors in such funds or investment vehicles may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof.

In the event we seek to complete our initial Business Combination with any XP affiliated entity, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial Business Combination is fair to our company from a financial point of view.

Certain of our directors and officers currently have, and any of them in the future may have additional fiduciary and contractual duties to other entities, including without limitation, XP and XP affiliated entities, which includes accounts and investment vehicles related to them and their portfolio companies. Specifically, certain of our officers and directors are employed by or affiliated with XP and its direct and indirect affiliates, including XP Gestão de Recursos Ltda., XP Advisory Gestão Recursos Ltda., XP LT Gestão de Recursos Ltda., XP PE Gestão de Recursos Ltda., XP Vista Asset Management Ltda., and XP Allocation Asset Management Ltda. (collectively “XP Asset Management”). These entities may compete with us for acquisition opportunities and may have overlapping investment objectives and potential conflicts may arise with respect to XP’s decision regarding how to allocate investment opportunities among these funds.

In addition, XP, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours, act as investment managers of other funds, including private equity funds, or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination.

Our management team, in their capacities as directors, officers or employees of XP, our Sponsor or their affiliates or in their other endeavors (including other special purpose acquisition companies or funds), may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, XP, XP affiliated entities or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. For example, our current executive team also serves as investment managers for an XP private equity fund with a similar sector focus. Although such XP private equity fund is generally focused on opportunities with a smaller ticket size and on assets with a different maturity profile than the companies we expect to pursue for our initial Business Combination, if such fund or other affiliated entities decide to pursue any investment opportunity, we may be precluded from pursuing these opportunities. While we expect that the determination of whether to present a particular business opportunity to us or to any other XP affiliated entity, including any XP affiliated fund, will be made based on the amount of capital needed to consummate such business opportunity and the size of the proposed target, such determination will be made by our Sponsor and our directors and officers in their sole discretion, subject to their applicable fiduciary duties under Cayman Islands law.

In addition, our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, may have potential conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors — Risks Relating to Our Management Team — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have potential conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For more information, see “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

As described above, XP, the XP affiliated entities and certain of our managers affiliated with XP are engaged in other businesses and have interests other than the sponsorship of and related interests in our company. These other activities and interests may result in potential conflicts, which may have an adverse effect on us. There can be no assurance that we, XP and the XP affiliated entities will be able to resolve all conflicts in a manner that is favorable to us, and any such conflicts may have a material adverse effect on us, including our ability to consummate a Business Combination.

Initial Business Combination

The Nasdaq Capital Market (the “Nasdaq”) listing rules require that our initial Business Combination must be with one or more target businesses that have an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. We refer to this as the 80% of fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case. In addition, pursuant to Nasdaq listing rules, our initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If our initial Business Combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of fair market value test.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including, without limitation, from XP and XP affiliated entities, private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with competing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Item 1.A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our Public Shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve the Business Combination we consummate.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, we would need 8,235,424, or 37.5% (assuming all issued and outstanding shares are voted), or 1,372,571, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 21,961,131 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to Public Shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

Since our board of directors may complete a Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial Business Combination.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to threaten Brazil and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period or during any extended time that we have to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by any negative impact on the global economy, financial markets or otherwise resulting from the conflict in Ukraine or any other geopolitical tensions.

Global markets, including in the United States and Brazil, are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus pandemic and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States and Brazil. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern” and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected.

Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including the emergence of new, increasingly contagious COVID variants or new information concerning the severity of COVID-19 as well as actions to contain COVID-19 or treat its impact.

If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination.

Any such price per share may be different than the amount per share a Public Shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we had net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the Private Placement and filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including, without limitation, from XP and XP affiliated entities, private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

Our Sponsor, XP, XP affiliated entities, and their respective partners, employees, officers and directors, as well as in certain cases our Sponsor’s special limited partners and consultants may sponsor, form or participate in other special purpose acquisition companies similar to ours during the period in which we are seeking an initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other special purpose acquisition company would materially affect our ability to complete our initial Business Combination.

While we expect that the determination of whether to present a particular business opportunity to us or to special purpose acquisition company or other XP affiliated entity, including any XP affiliated fund, will be made based on the amount of capital needed to consummate such business opportunity and the size of the proposed target, such determination will be made by our Sponsor and our directors and officers in their sole discretion, subject to their applicable fiduciary duties under Cayman Islands law.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your Public Shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income earned on the funds held in the Trust Account and not previously released to us to pay our taxes, net of taxes payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within the allotted time period, our Public Shareholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our Public Shareholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our Public Shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

At or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Warrants and the Class A ordinary shares issuable upon exercise of the Private Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our Private Warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry, sector or geographic area or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of fair market value test) and in any industry, sector or geographic area. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or geographies outside of our management’s areas of expertise.

We will consider a Business Combination in industries or geographies outside of our management’s areas of expertise, including outside Brazil, if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

Potential conflicts of interest with other businesses of XP and XP affiliated entities, including portfolio companies of XP affiliated funds or clients’ accounts managed by such entities, particularly in relation to investment banking, broker-dealer and other asset management activities, could negatively impact the performance of an investment in us.

There are significant potential conflicts of interest that could negatively impact the performance of an investment in us. A number of these potential conflicts of interest, including those that may be associated with the financial or other interests of XP, are discussed in more detail in “Item 10. Directors, Executive Officers and Corporate Governance— Conflicts of Interest.” They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise.

We and our Sponsor are affiliates of XP Inc., one of Brazil’s largest independent investment platforms and a Nasdaq listed company (NASDAQ: XP). Our executive team consisting of Chu Kong, Guilherme Teixeira and Fabio Kann as well as our board member, Marcos Peixoto, are all currently associated with XP and will not be independent of XP (although there is no assurance that any of them will remain associated with XP). XP, through its subsidiaries, is an active full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in the financial markets, in particular in Brazil. As such, XP, through its subsidiaries, provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, and high net-worth and other individuals. XP, through its subsidiaries, acts as an investment banker, research provider, investment adviser, asset manager, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor. In those and other capacities, XP advises clients in Brazil, the U.S. and other markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products, for its own account and for the accounts of clients, through client accounts and through the relationships and products it sponsors, manages and advises. XP and the XP affiliated entities have direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which we or accounts in which personnel or clients of XP and XP affiliated entities have an interest, or investment vehicles that XP or any XP affiliated entity sponsors, manages or advises, may directly and indirectly invest. While XP and the XP affiliated entities will not have any duty to offer acquisition opportunities to us, XP and the XP affiliated entities may become aware of a potential transaction that may be an attractive opportunity for us, which it may or may not decide to share with us. Additionally, we may, but are not required to, engage XP affiliated entities, including XP Investimentos, and XP’s U.S. Broker-dealer, XP Investments US, LLC, for services as a financial advisor in connection with identifying and investigating potential targets for our Business Combination or in connection with any services or financing transaction to be entered into in connection with our initial Business Combination. Conflicts may arise from XP’s sponsorship of our company, its provision of services both to us (including, through XP Investimentos, as a financial advisor) and to third-party clients, as well as from actions undertaken by XP and the XP affiliated entities for their own account or for the account of others. In performing services for other clients and also when acting for their own account, XP and the XP affiliated entities may take commercial steps which may have an adverse effect on us, including but not limited to, in the form of competition for the same targets we may be interested in. Any of XP’s or the XP affiliated entities’ financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of XP and the XP affiliated entities or their clients or counterparties may at times be adverse to ours.

Please see “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” for a detailed description of potential conflicts of interest relating to XP Inc.

We may engage in a Business Combination with one or more target businesses that have relationships with our Sponsor, our directors or officers or other XP affiliated entities which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with XP, our Sponsor, officers and directors, or other XP affiliated entities. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” These entities may compete with us for acquisition opportunities and may have overlapping investment objectives, and potential conflicts may arise with respect to XP’s decision regarding how to allocate investment opportunities among us and other funds. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more businesses affiliated with XP, our Sponsor, directors or officers, potential conflicts of interest may still exist. As a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Moreover, we may pursue a Business Combination jointly with XP or any XP affiliated entity. Any such party and/or other investors in XP affiliated funds may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities, which may give rise to certain potential conflicts of interest.

We engaged XP Investimentos, our affiliate, as financial advisor in connection with the Initial Public Offering, and may engage XP Investimentos or other XP affiliated entities as our financial advisors on our Business Combination and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. These broad financial interests of our affiliates may influence the advice such affiliates provide to us and may result in actual or apparent conflicts of interest.

We engaged XP Investimentos as our financial advisor, to provide financial consulting services, consisting of a review of deal structure and terms and related advice in connection with the Initial Public Offering, for which it received a fee of $1,725,443 upon completion of the Initial Public Offering and will receive a fee of up to 35% of the deferred underwriting fee upon the completion of an initial Business Combination. The underwriter agreed to reimburse us for the fee that we pay to XP Investimentos in connection with the successful completion of the Initial Public Offering and our initial Business Combination.

XP Investimentos is an indirect subsidiary of XP Inc. and a Brazilian broker-dealer entity through which all retail clients of XP access the XP investment platform, and in addition, it provides brokerage and issuer services to institutional and corporate clients. As a result, the activities and dealings of XP Investimentos may affect us in ways that may disadvantage or restrict us and/or benefit XP Investimentos, other XP affiliated entities and/or their clients and counterparties. Accordingly, potential conflicts may arise from XP Investimento’s provision of services both to us as a financial advisor, for which it is receiving a fee, and to its third-party clients, as well as from actions undertaken by XP Investimentos for its own account.

Although serving as our financial advisor for the Initial Public Offering, XP Investimentos may be engaged as a financial advisor or underwriter to corporations and other entities and their directors and managers, and XP Investimento’s compensation in connection with these engagements may be substantial. In certain cases, sellers may require XP Investimentos to act exclusively on their behalf. In the event that XP Investimentos has been retained by the seller of a target business, XP Investimentos may be precluded from, or may choose not to, act as our advisor if we were to pursue an initial Business Combination with that business, or, alternatively, we may be precluded from, or choose not to, pursue an initial Business Combination with an entity for which XP Investimentos is acting as an advisor or any other capacity. XP Investimentos may also represent potential buyers of businesses and financing sources. XP Investimentos may be incentivized to direct an opportunity to one of these buyers, thereby eliminating or reducing the investment opportunity available to us. In performing services for other clients and also when acting for its own account, XP Investimentos may take commercial steps which may have an adverse effect on us, including, but not limited to, in the form of competition for the same targets we may be interested in. Any of XP Investimento’s activities may, individually or in the aggregate, have an adverse effect on us, and the interests of XP Investimentos or XP affiliated entities and/or their clients or counterparties may at times be adverse to ours.

XP Investimentos may become aware of a potential Business Combination opportunity that could be an attractive opportunity for our company. However, it is under no obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our company or provide any other services to our company. XP Investimentos may have fiduciary and/or contractual duties to other entities and, as a result, may have a duty to offer Business Combination opportunities to those entities before other parties, including our company. Additionally, certain companies with which XP Investimentos has a relationship may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest if XP Investimentos (or other XP affiliated entities) may directly or indirectly receive a financial benefit as a result of such transaction.

Therefore, XP Investimentos (or any other XP affiliated entity that we may later engage) may have additional financial interests in the completion of the initial Business Combination, particularly as a portion of XP Investimento’s fee as our financial advisor is contingent upon the completion of our initial Business Combination. These financial interests may influence the advice that XP Investimentos provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a Business Combination with any particular target and result in actual or apparent potential conflicts of interest.

We may also engage other affiliated service providers for services in connection with identifying and investigating potential targets for, and the consummation of, our Business Combination, and we may pay fees, including non-cash compensation, and reimburse expenses for any such services. Potential conflicts that could impact our company and our search for, and pursuit of, potential Business Combination opportunities, including potential conflicts associated with the interests and activities of XP and XP affiliated entities are discussed in more detail in “Item 10. Directors, Executive Officers and Corporate Governance— Conflicts of Interest.” For additional information, see “—Potential conflicts of interest with other businesses of XP and XP affiliated entities, including portfolio companies of XP affiliated funds or clients’ accounts managed by such entities, particularly in relation to investment banking, broker-dealer and other asset management activities, could negatively impact the performance of an investment in us,” and “—XP’s engagement with other entities may limit its ability to participate in certain transactions on our behalf or preclude us from taking certain actions.”

XP’s engagement with other entities may limit its ability to participate in certain transactions on our behalf or preclude us from taking certain actions.

In addition to XP Investimentos role as financial advisor, we may, but are not required to, engage certain other XP affiliated entities for certain services in connection with our initial Business Combination, such as placement agent, or financing or capital markets advisor. XP, through its affiliates, is often engaged as a financial advisor, or to provide or arrange financing, including as underwriter or placement agent, to corporations and other entities and their directors and managers in connection with the sale of securities offerings of those entities, their assets or their subsidiaries. Sellers sometimes may require XP to act exclusively on their behalf and, in those cases or for other reasons, there exists the possibility that in certain cases, we may occasionally be precluded from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. XP also represents potential buyer’s businesses. XP may be incentivized to direct an opportunity to one of these buyers or to form a consortium with such buyers to bid for the opportunity, thereby eliminating or reducing the investment opportunity available to us.

We may engage the underwriter or its affiliates to provide additional services to us after the Initial Public Offering, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage the underwriter or its affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2021, there were 178,038,869 and 14,509,717 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2021, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares on any initial Business Combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to pay such taxes.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our initial shareholders hold 5,490,283 Founder Shares as of the date of this Annual Report, including 5,400,283 held by our Sponsor. On May 12, 2021, our Sponsor transferred 90,000 Founder Shares in aggregate to our independent directors at a price of $0.0004 per share for gross proceeds of $130. The Founder Shares will be worthless if we do not complete an initial Business Combination. However, our Sponsor and members of our board of directors acquired Founder Shares for approximately $0.004 per founder share, and we offered Units at a price of $10.00 per unit in the Initial Public Offering; and as a result, our Sponsor and members of our board of directors could make a substantial profit after the initial Business Combination even if public investors experience substantial losses. Accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

In addition, our Sponsor purchased an aggregate of 4,261,485 Private Warrants, each exercisable for one Class A ordinary share, for a purchase price of approximately $6,392,228 in the aggregate, or $1.50 per warrant, that will also be worthless if we do not complete a Business Combination. Each Private Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Founder Shares are identical to the ordinary shares included in the Units except that: (1) prior to our initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of the board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions; (3) our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the Founder Shares are entitled to registration rights. If we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the deadline to complete our initial Business Combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our shareholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or defective provision or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, (ii) adding or changing any provisions that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements or (iii) modifying or adding any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants. However, the approval by the holders of at least 65% of the then-issued and outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants, including to increase the warrant price or shorten the exercise period (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements). Notwithstanding the foregoing, we may lower the warrant price or extend the duration of the exercise period without the consent of the registered holders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s Public Shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of Private Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Warrants available to us prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial shareholders will control the appointment of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial Business Combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the Founder Shares will have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),
(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and
(iii)	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We have issued warrants to purchase 7,320,377 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in Private Placement an aggregate of 4,261,485 Private Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 5,490,283 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Warrants are identical to the warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us (except under certain limited exceptions); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities in Brazil or otherwise outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations in Brazil or otherwise or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;
●	liquidity of domestic capital and lending markets;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	energy shortages;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

For example, the Brazilian economy has been characterized by significant involvement on the part of the Brazilian government, which has in the past made, and in the future may make, changes in monetary, credit and other policies to influence Brazil’s economy. The Brazilian government’s actions to control inflation and affect other policies have in the past involved, and may in the future involve, wage and price controls, the Central Bank’s base interest rates, as well as other measures. Actions taken by the Brazilian government concerning the economy may have important effects on Brazilian corporations and other entities. If we complete our initial Business Combination with a company in Brazil, our financial condition and results of operations may be adversely affected by the factors described above and those listed in “— If our management team pursues a company with operations or opportunities in Brazil or otherwise outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations” and the Brazilian government’s responses thereto.

Specifically, any Brazilian government’s actions to maintain economic stability, as well as public speculation about possible future actions, may contribute significantly to economic uncertainty in Brazil. The Brazilian currency has devalued frequently, including during the last two decades. In 2010, for example, the real fluctuated significantly against the U.S. dollar and, as of December 31, 2010, the U.S. dollar/real exchange rate was R$1.67 per U.S.$1.00, with an average for that year of R$1.76 per US$1.00, according to the PTAX closing selling rates as reported by the Brazilian Central Bank. By December 31, 2018, however, the real/U.S. dollar selling exchange rate was R$3.8813 per US$1.00, reflecting a 17.2% depreciation against the U.S. dollar as compared to the exchange rate of R$3.3125 at the beginning of the year. By the end of 2019, the real/U.S. dollar selling exchange rate was R$4.0307 per US$1.00, reflecting a 3.9% depreciation against the U.S. dollar as compared to the exchange rate of R$3.8813 at the beginning of the year. Over the course of 2020, the real depreciated sharply against the U.S. dollar, reaching its lowest level since the creation of the currency to R$5.94 per $1.00 in

May 2020 and ending the year at R$5.1967 per US$1.00. As of December 31, 2021, the real/U.S. dollar selling exchange rate was R$5.579 per US$1.00. As of February 28, 2022, the real/U.S. dollar selling exchange rate was R$5.139 per US$1.00. Throughout this period, the Brazilian government has implemented various economic plans and utilized a number of exchange rate policies, including sudden devaluations and periodic mini-devaluations, during which the frequency of adjustments has ranged from daily to monthly, floating exchange rate systems, exchange controls and dual exchange rate markets. There have been significant fluctuations in the exchange rates between Brazilian currency and the U.S. dollar and other currencies, which could potentially impact the valuations of potential Business Combination targets making them more or less attractive based on foreign exchange exposure.

Uncertainty regarding the implementation of changes and other reforms by the Brazilian government creates instability in the Brazilian economy as well as higher volatility in the Brazilian capital markets, worsened by the ongoing impacts of the COVID-19 pandemic. As of the date of this Annual Report, the president of Brazil is being investigated by the Brazilian Supreme Court for the alleged improper acts claimed by the former Minister of Justice. According to such allegations, the president exerted undue political pressure to appoint certain members of the Brazilian federal police for potential personal benefit and for the benefit of his family. Any resulting consequences of this investigation, including a potential opening of the impeachment process or trial by the Brazilian Supreme Court, could have significant adverse effects on the political and economic environment in Brazil, including limitations on our opportunities for our initial Business Combination in Brazil.

In addition, as Brazil faces a general election in 2022, there has been additional recent political uncertainty, including controversy with respect to potential presidential candidates, which risk is heightened considering global geopolitical risks (for additional information, see “Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by any negative impact on the global economy, financial markets or otherwise resulting from the conflict in Ukraine or any other geopolitical tensions”).

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Our Management Team

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, our executive officers. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, may have potential conflicts of interest in allocating their time among various business endeavors, including identifying potential Business Combinations and monitoring the related due diligence. For a discussion of certain of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.” We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have potential conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our directors and officers will allocate their time to other businesses thereby causing potential conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. For example, our executive team consisting of Chu Kong, Guilherme Teixeira and Fabio Kann as well as our board member, Marcos Peixoto, are all currently associated with XP and will not be independent of XP (although there is no assurance that any of them will remain associated with XP), and, in such capacities, may have competing responsibilities and interests in relation to their other roles within XP. This is especially so to the extent that these officers and directors may manage or advise other accounts and funds at XP that make, or may in the future make, investments in securities or other interests of or relating to companies in industries we may target for our initial Business Combination. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers and directors may be engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Certain of our directors and officers also serve as officers and/or board members for other entities. If our directors’ and officers’ other business endeavors require them to devote substantial amounts of time to such endeavors in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a discussion of certain of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have potential conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. In addition, XP, our Sponsor and our officers and directors may sponsor, form or otherwise participate in support of other special purpose acquisition companies similar to ours (including in connection with their initial business combinations, prior to us completing our initial Business Combination), or act as investment managers of other funds, including private equity funds, or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination, and any such involvement may result in conflicts of interests as described above. For example, our current executive team also serves as investment managers for an XP private equity fund with a similar sector focus. Although such XP private equity fund is generally focused on opportunities with a smaller ticket size and on assets with a different maturity profile than the companies we expect to pursue for our initial Business Combination, if such fund or other affiliated entities decide to pursue any investment opportunity, we may be precluded from pursuing these opportunities. While we expect that the determination of whether to present a particular business opportunity to us or to any other XP affiliated entity, including any XP affiliated fund, will be made based on the amount of capital needed to consummate such business opportunity and the size of the proposed target, such determination will be made by our Sponsor and our directors and officers in their sole discretion, subject to their applicable fiduciary duties under Cayman Islands law. Moreover, entities in which our directors and officers are affiliated with may enter into agreements or other arrangements with businesses, which agreements or arrangements may limit or restrict our ability to enter into a Business Combination with such business.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including other special purpose acquisition companies or funds. Accordingly, they may have potential conflicts of interest in determining to which entity a particular business opportunity should be presented. These potential conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Item 13. Item 13. Certain Relationships and Related Transactions, and Director Independence—Administrative Support Agreement.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, XP, our directors or officers or other XP affiliated entities, including XP affiliated funds, or we may pursue an affiliated joint acquisition opportunity with any such persons. We also do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our Sponsor have interests in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 Public Shareholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if it determines that the listing of the company to be acquired is against public policy at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available.

Pursuant to the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of the Units. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to certain adjustments. As a result, the warrants are more likely to expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants, and we may make such amendments to the terms of the warrants as our board of directors determines are necessary for the warrants to be classified as equity in our financial statements. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any shareholder or warrant holder for the purpose of (i) curing any ambiguity or defective provision or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, (ii) adding or changing any provisions that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements or (iii) modifying or adding any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants. However, approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then-existing market precedents) to allow for the warrants to be classified as equity in our financial statements).

Accordingly, we may amend the terms of the public warrants (i) in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve such amendment, including to increase the warrant price or shorten the exercise period and (ii) without consent by any shareholder or warrant holder to the extent necessary for the warrants in the good faith determination of our board of directors (taking into account then existing market precedents) to allow the warrants to be classified as equity in our financial statements. Notwithstanding the foregoing, we may lower the warrant price or extend the duration of the exercise period without the consent of the registered holders. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. In addition, we may amend the terms of the Private Warrants solely with 65% of the number of the then-outstanding Private Warrants.

Our warrants are accounted for as a warrant liability and recorded at fair value, with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial Business Combination.

Following the consummation of the Initial Public Offering and the concurrent Private Placement of Private Warrants, we issued an aggregate of 11,581,862 warrants in connection with the Initial Public Offering (comprised of the 7,320,377 warrants included in the Units and the 4,261,485 Private Warrants). We accounted for these as a warrant liability and recorded at fair value, any changes in fair value each period reported in our earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business. There is no guarantee that we will be able to amend the terms of our warrant agreement (or potentially other agreements) to allow the warrants to be classified as equity in the future if we later determine that such different accounting may be advantageous to us in relation to consummating a Business Combination or otherwise.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Because each Unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other offerings similar to ours whose Units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for a third of the number of shares compared to Units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “NY foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (a “NY enforcement action”), and (y) having service of process made upon such warrant holder in any such NY enforcement action by service upon such warrant holder’s counsel in the NY foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Since only holders of our Founder Shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of the Initial Public Offering, only holders of our Founder Shares will have the right to vote on the appointment of directors until out initial Business Combination. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the Nasdaq listing rules;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

General Risk Factors

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $352,190 in cash, a working capital of $236,216 and deferred offering costs of $7,686,396, comprised of $5,380,477 in deferred underwriting fees and $2,305,919 in deferred advisory fee - related party. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by any member or members of our management team, any of their respective affiliates, may not be indicative of future performance of an investment in the company.

Information regarding performance by, or businesses associated with, XP, members of our executive team and board members (including their previous track records at firms not associated or affiliated with us) and their respective affiliates is presented for informational purposes only. Not all of the companies in which our team has invested have achieved the same level of value creation. Past performance by XP, any member or members of our executive team or board of directors, or any of their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of XP, any member or members of our executive team or board of directors, any of their respective affiliates or any of the foregoing’s related investment’s performance, as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. An investment in us is not an investment in XP.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants that is (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect under applicable U.S. Treasury regulations a valid election to be treated as a U.S. person, such beneficial owner (referred to herein as a “U.S. Holder”) may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements.

Our PFIC status for our taxable year ended December 31, 2021, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our current taxable year, or any subsequent taxable year. Further, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year.

If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” (or “QEF”) election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our units, Class A ordinary shares and warrants.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1.B.Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 55 West 46th Street, 30th floor, New York, NY 10036. Pursuant to an administrative services agreement entered into with our Sponsor on July 29, 2021, our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of December 31, 2021, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on the Nasdaq Stock Market LLC on July 30, 2021. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. On September 17, 2021, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on September 20, 2021. Any Units not separated continue to trade on Nasdaq under the symbol “XPAXU.” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the Nasdaq under the symbols “XPAX” and “XPAXW,” respectively.

(b) Holders

As of March 29, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately two holders of record of our redeemable warrants.

(c) Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In March 2021, the Sponsor purchased 5,750,000 shares of our Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. This amount was paid on behalf of us to cover certain expenses. In May 2021, our Sponsor transferred 30,000 founder shares to each of Ana Cabral-Gardner, Denis Barros Pedreira and Camilo de Oliveira Tedde, our independent directors. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of our issued and outstanding shares after the Initial Public Offering. Since the underwriter did not exercise the over-allotment option in full, the Sponsor surrendered 259,717 Class B ordinary shares, which were forfeited by us. As a result of such forfeiture, there are currently 5,490,283 Class B ordinary shares issued and outstanding.

The Sponsor and our directors and executive officers have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after a Business Combination, or (y) the date on which we complete a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their shares of Class A ordinary shares for cash, securities or other property.

Our Sponsor purchased an aggregate of 4,000,000 Private Warrants, at a price of $1.50 per Private Warrant, for an aggregate of $6,000,000, in a Private Placement. Simultaneously, with the closing of the exercise of the over-allotment option, we completed the sale of an additional 261,485 Private Warrants to the Sponsor, at a purchase price of $1.50 per Private Warrant, generating gross proceeds of $392,228. A portion of the proceeds from the sale of Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On August 3, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Citigroup Global Markets Inc. acted as sole book-running manager. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-256097). The SEC declared the registration statements effective on July 29, 2021.

The Sponsor and our directors and executive officers have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after a Business Combination, or (y) the date on which we complete a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their shares of Class A ordinary shares for cash, securities or other property.

Our Sponsor purchased an aggregate of 4,000,000 Private Warrants, at a price of $1.50 per Private Warrant, for an aggregate of $6,000,000, in a Private Placement. Simultaneously, with the closing of the exercise of the over-allotment option, we completed the sale of an additional 261,485 Private Warrants to the Sponsor, at a purchase price of $1.50 per Private Warrant, generating gross proceeds of $392,228. A portion of the proceeds from the sale of Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

In connection with the Initial Public Offering, we incurred offering costs of approximately $12,840,363 (including deferred underwriting commissions of approximately $7,686,396). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $219,611,310 of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in our final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on March 11, 2021 as a Cayman Islands exempted company for the purpose of effecting a Business Combination. While our efforts in identifying a prospective target business for our initial Business Combination will not be limited to a particular industry or geographic region, we intend to initially focus our search on identifying a prospective target business within the Brazil focus sectors. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, additional equity raised through a public or private offering, or a combination of the foregoing.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

On August 3, 2021, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consisted of one Public Share and one-third of one of our redeemable warrants, with each whole warrant entitling the holder thereof to purchase one of our Class A ordinary shares for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. We granted the underwriter a 45-day option to purchase up to 3,000,000 additional Units solely to cover over-allotments.

Simultaneously with the consummation of our Initial Public Offering, we completed the Private Placement of 4,000,000 Private Warrants to XPAC Sponsor, LLC, our Sponsor, at a purchase price of $1.50 per warrant, generating gross proceeds of $6,000,000. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account.

On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units (the “Over-Allotment Units”) at $10.00 per Unit, generating additional gross proceeds of $19,611,310. In addition, we issued 261,485 Private Warrants to the Sponsor.

If we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

Following the closing of our Initial Public Offering, $219,611,310 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants were placed in the Trust Account established for the benefit of our Public Shareholders. The Trust Account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our Public Shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Recent Developments

On February 7, 2022, we borrowed $215,588 under the promissory note issued by our Sponsor. As a result, we had $300,000 outstanding under the promissory note as of the date of this Annual Report.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to our formation and Initial Public Offering and since then to the search for a target business. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our Initial Public Offering and will recognize other income and expense related to the change in fair value of our warrant liabilities. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses. We have selected December 31 as our fiscal year end.

For the period from March 11, 2021 (inception) through December 31, 2021, we had a net income of $6,471,361, which consisted of a $7,862,415 gain on the fair value of warrant liabilities and a $6,421 gain on investments held in the Trust Account, offset by $877,977 in operating, general and administrative expenses and $519,498 in offering expenses allocated to warrant issuance incurred.

Liquidity and Capital Resources

As of December 31, 2021, we had cash outside the Trust Account of $352,190, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to our initial Business Combination.

On August 3, 2021, we completed the sale of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneous with the closing of our Initial Public Offering, we completed the sale of 4,000,000 Private Warrants at a price of $1.50 per Private Unit in a private placement to XPAC Sponsor, LLC, generating gross proceeds of $6,000,000.

On August 19, 2021, the underwriter purchased an additional 1,961,131 of our Units at $10.00 per Unit, generating additional gross proceeds of $19,611,310 to us. In addition, we sold an additional 261,485 Private Warrants to the Sponsor.

Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through the payment by our initial stockholders of $25,000 to cover certain of our offering costs in consideration for the issuance of Founder Shares to our initial shareholders and up to $300,000 in loans available from our Sponsor. On December 27, 2021, the promissory note was amended to be payable upon consummation of the Business Combination. As of December 31, 2021, we had $84,412 outstanding under the promissory note. We borrowed the remainder under the promissory in February 2022 (see "--Recent Developments" above). Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of our Initial Public Offering and our Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if any) and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income (if any) to pay income taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2021, there was no amount outstanding under any Working Capital Loans.

We expect our primary liquidity requirements prior to our initial Business Combination to include approximately $350,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful Business Combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $58,000 for Nasdaq continued listing fees; $240,000 for general working capital that will be used for miscellaneous expenses and reserves; and $202,000 for office space, secretarial and administrative services provided to members of our management team.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of December 31, 2021 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which our Sponsor may charge us a $10,000  per month fee for office space, administrative and support services. As of December 31, 2021, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial statements. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2024 for smaller reporting companies (early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on the current information.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7.A.Quantitative and Qualitative Disclosure About Market Risk.

As of December 31, 2021, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth following Item 15 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A.Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer (who serves as our Principal Executive Officer and Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15 and 15d-15 under the Exchange Act. Due to a material weakness in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that our disclosure controls were not effective as of December 31, 2021.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Our internal control over financial reporting did not result in the proper classification of the Class A redeemable ordinary shares within our previously issued August 3, 2021 Balance Sheet and the August 3, 2021 Pro Forma Balance Sheet. In those balance sheets, we determined that the Class A ordinary shares subject to possible redemption to be equal to the redemption value of the Public Shares, while also taking into consideration that the redemption cannot result in net tangible assets being less than $5,000,001.

After discussion and evaluation, including with our independent auditors, we have concluded that while provisions in the our charter may result in the Company being unable to redeem all of the Public Shares in certain situations, the Public Shares still contain redemption provisions which are outside of our control and therefore should be classified outside of permanent equity. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to the full redemption value of the Public Shares.

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

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9.B.    Other Information.

None.

Item 9.C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Chu Kong	66	Chief Executive Officer, Chairman
Guilherme Teixeira	37	Chief Investment Officer
Fabio Kann	34	Chief Financial Officer
Marcos Peixoto	41	Director
Denis Pedreira	45	Independent Director
Ana Cabral-Gardner	52	Independent Director
Camilo Tedde	58	Independent Director

Our directors and officers are as follows:

Chu Chiu Kong, Chief Executive Officer and Chairman

Mr. Kong is based in Brazil and has over 40 years of operational and investment experience in the country. During the last 25 years, he has led the operations of three private equity funds and executed several iconic transactions, including the investments in and successful exits of OdontoPrev S.A. (B3: ODPV3) (dentalcare insurance), Stone Co. (NASDAQ: STNE) (financial services) and XP Inc. (NASDAQ: XP) (financial services). Mr. Kong is currently a partner of XP Inc. and the head of its Private Equity division, where he led the successful fundraising of XP’s R$1.4 billion first vintage fund with a mid-market investment focus with approximately $30 million to $50 million equity check. In less than one year of operations, XP’s private equity fund has received more than 400 investment opportunities, of which almost 200 originated from XP’s proprietary channels, with approximately 70% of capital already invested in five companies: (1) Brasil Olhos Participações S.A. (“Brasil Olhos”) (healthcare), (2) Botoclinic Franchising Gestão Empresarial S.A. (“Botoclinic”) (facial aesthetics), (3) Beyoung Cosméticos Ltda. (“Beyoung”) (beauty tech), (4) Pottencial Seguradora S.A. (“Pottencial Seguradora”) (insurance), (5) BRS Suprimentos Corporativos S.A. (“BRS Supply”) (business services), (6) Will S.A. Meios de Pagamento (“Will Bank”) (digital bank), (7) A.Life Entertainment Groups S.A. (“Grupo Alife-Nino”) (restaurants and entertainment) and (8) AZ Quest Investimentos Ltda. (“AZ Quest”) (asset management services). Before that, from 2007 until 2017, Mr Kong founded and was the co-head of Actis Brazil (investment firm), the Brazilian branch of Actis LLP, managing a $2.9 billion fund as of November 2010. Under his tenure, Actis Brazil invested in, among other investments, XP Inc., Stone Co., Cruzeiro do Sul Educacional S.A. (B3: CSED3) (education), It’sSeg Company (insurance services), GTEX Brasil (cleaning supplies), CSD (supermarket chain), CNA Idiomas (language school) and Genesis Certificações Serviços Administrativos Ltda. (business services). Prior to joining Actis Brazil, from 1997 to 2007, Mr Kong was a partner of TMG (investment firm), which, under his supervision, invested in, among other investments, OdontoPrev S.A., Softway (call-center) and Conductor Tecnologia S.A. (financial services). Mr. Kong served on the board of directors of XP Inc., Cruzeiro do Sul Educacional S.A., It’sSeg Company, GTEX Brasil, CDA, Softway and Conductor Tecnologia S.A. and currently serves on the board of directors of Brasil Olhos, Botoclinic, Beyoung, BRS Supply, Will Bank and Grupo Alife-Nino. Mr. Kong holds a B.A. in Business from Fundação Getulio Vargas (FGV-SP) and an LL.B. in Law from Universidade de São Paulo (USP).

Guilherme Teixeira, Chief Investment Officer

Mr. Teixeira is based in Brazil and has over 15 years of equity investment and M&A experience across a wide range of industries. Mr. Teixeira is a partner of XP Inc. and a managing director of the Private Equity division. Previously he was a partner of Vinci Capital Partners (NASDAQ: VINP), a leading alternative asset manager in Brazil. During his tenure at Vinci, he was part of the team that managed Vinci Capital Partners II, a $1.4 billion private equity fund and Vinci Capital Partners III, a $1.0 billion private equity fund. Both funds focused on investments in Brazilian companies. Vinci Capital Partners II invested in eight portfolio companies in the insurance, car rental, retail, real estate, restaurants, industrial, education and O&G sectors, and Vinci Capital Partners III, invested in three portfolio companies in the TMT, healthcare and food service segments. Mr. Teixeira served on the board of directors of Austral Resseguradora S.A. (reinsurance), Cecrisa Revestimentos Cerâmicos S.A. (industrial), Vitru Ltd. (NASDAQ: VTRU) (education) and CURA — Centro de Ultrassonografia e Radiologia S.A. (Grupo Cura) (healthcare) and currently serves on the board of directors of Brasil Olhos, Botoclinic, Pottencial Seguradora and AZ Quest. Mr. Teixeira holds a B.Sc in Engineering from Pontifícia Universidade Católica (PUC-RJ) and is a certified Chartered Financial Analyst (CFA).

Fabio Kann, Chief Financial Officer

Mr. Kann is based in Brazil and has over 12 years of private equity experience in several industries. Mr. Kann is a partner of XP Inc. and a director of the Private Equity division. Prior to joining XP in 2020, he was a vice-president at The Carlyle Group (NASDAQ: CG), one of the largest alternative investment firms in the world, in its South America team. Throughout his career, Mr. Kann oversaw 12 investments in industries such as e-commerce, business services, healthcare, food services, education, retail, TMT, industrials, consumer goods and financial services, totaling more than $1 billion of capital invested. Mr. Kann served on the board of directors of Ri Happy Brinquedos S.A. (retail), Orguel Indústria e Locação de Equipamentos S.A. (industrial) and Vitru Ltd. (NASDAQ: VTRU) and currently serves on the board of directors of Beyoung, Botoclinic, Brasil Olhos, BRS Supply, Will Bank and Grupo Alife-Nino. Mr. Kann holds an MBA from Stanford Graduate School of Business, a B.A. in Business from Fundação Getulio Vargas (FGV-SP) and an LL.B. in Law from Universidade de São Paulo (USP).

Marcos de Andrade Peixoto Filho, Director

Mr. Peixoto has over 20 years of experience in public equity. He has been head of equity funds at XP Asset Management since 2013, is a partner at XP Inc., and was a member of the executive board of XP Inc. from 2016 to 2021. Previously, Mr. Peixoto was an equity portfolio manager at Itaú Asset (2007-2012) and Banco BBM (2001-2007). He received a bachelor’s degree in industrial engineering from Universidade Federal do Rio de Janeiro (UFRJ) and an MBA from Fundação Getulio Vargas (FGV).

Denis Barros Pedreira, Independent Director

Mr. Pedreira has over 20 years of experience in growth equity investments and corporate development in Brazil. He has been the Head of Latin America investments at Prosus since 2016. He currently serves on the board of directors of Movile Mobile Commerce Holdings SL and Platzi Inc., and is an observer on the board of directors of iFood Holdings B.V. and Facily Ltd. Previously, Mr. Pedreira was a principal at Apax Partners (2013-2016) and Actis Brazil (2008-2013) where he led financial and business services growth equity investments. He served on the board of XP Investimentos from 2010 to 2013. Mr. Pedreira was a consultant at the Boston Consulting Group from 1999 to 2008 in the corporate development and M&A practice. He received a bachelor’s degree in industrial engineering from Universidade de São Paulo (USP) and an MBA from Harvard Business School.

Ana Cabral-Gardner, Independent Director

Mrs. Cabral-Gardner is a Managing Partner and co-founder of A10 Investimentos, a Brazilian private equity boutique focused on sustainable investments and M&A advisory in consumer-healthcare, and co-chairman and CSO of Sigma Lithium (CVE: SIGMA), one of the largest hard rock lithium companies in the western hemisphere. Mrs. Cabral-Gardner has over 25 years of experience as a senior banker at global investment banks in New York, London and São Paulo and over 15 years of experience as a venture capital investor. Prior to founding A10, she was head of Latin American Capital Markets at Goldman Sachs in New York. Mrs. Cabral-Gardner was also Head of Latin American investment banking consumer & healthcare at Barclays in São Paulo. She has also held senior positions in investment banking at Merrill Lynch in London and New York for over eight years. Along her career, Mrs. Cabral-Gardner has been involved in a number of capital markets and M&A transactions. Mrs. Cabral-Gardner was one of the original members of Mulheres do

Brasil (“MB”) with Luiza Trajano. MB is Brazil’s largest female leaders’ organization with over 48,000 active members, focused on women oriented policy-making and advocacy, with branches in ten countries. She has an MBA degree from Columbia Business School and a Masters in Finance degree from London Business School, and currently serves on the Global Board of Advisors of Columbia University Global Centers.

Camilo de Oliveira Tedde, Independent Director

Mr. Tedde has over 25 years of experience in managing companies in the fast-moving consumer goods (FMCG) and healthcare sectors. He served at GlaxoSmithKline Brasil Ltda., as the CEO/President of the GSK Consumer Healthcare operations in Brazil, from September 2020 to September 2021, and in Colombia, from January 2020 to December 2020. Before joining GSK, Mr. Tedde held senior positions at Pfizer, Merck, Newell Brands, Wyeth, Reckitt Benckiser and Pepsico, leading these companies in Brazil, Colombia, Peru, Chile, Portugal and Canada. Mr. Tedde received a bachelor’s degree in business administration from Universidade de Sorocaba.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Ana Cabral-Gardner, Denis Barros Pedreira and Camilo de Oliveira Tedde is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of five members. Prior to our initial Business Combination, holders of our Founder Shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our Founder Shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a Chief Investment Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee is comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Ana Cabral-Gardner, Denis Barros Pedreira and Camilo de Oliveira Tedde. Denis Barros Pedreira serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate its continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	monitoring compliance by the independent auditors with the audit partner rotation requirements in accordance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Ana Cabral-Gardner, Denis Barros Pedreira and Camilo de Oliveira Tedde. Ana Cabral-Gardner serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our Nominating and Corporate Governance committee are Ana Cabral-Gardner, Denis Barros Pedreira and Camilo de Oliveira Tedde. Camilo de Oliveira Tedde serves as chairman of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website www.xpac.com.br under “Corporate Governance”. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our directors and officers have fiduciary and contractual duties to entities that may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team has any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination. Our management team, in their capacities as directors, officers or employees of XP, our Sponsor or their affiliates or in their other endeavors (including other special purpose acquisition companies or funds), may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. While we expect that the determination of whether to present a particular business opportunity to us or to any other XP affiliated entity, including any XP affiliated fund, will be made based on the amount of capital needed to consummate such business opportunity and the size of the proposed target, such determination will be made by our Sponsor and our directors and officers in their sole discretion, subject to their applicable fiduciary duties under Cayman Islands law.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, may have potential conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors — Risks Relating to Our Management Team — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have potential conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1.A. Risk Factors — General Risk Factors — Past performance by any member or members of our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, including in relation to XP Asset Management or otherwise, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including other special purpose acquisition companies or funds. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Item 10. Directors, Executive Officers and Corporate Governance.”
●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. However, if our initial shareholders, directors and officers acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.
●	The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Chu Kong	XP Inc.	Holding company of investment services group	Partner
	XP PE Gestão de Recursos Ltda.	Investment management	Officer, Head of Private Equity Division of XP Asset Management
	Beyoung Cosméticos Ltda.	Beauty tech	Director
	Botoclinic Franchising Gestão Empresarial S.A.	Facial aesthetics	Director
	Brasil Olhos Participações S.A.	Healthcare company	Director
	BRS Suprimentos Corporativos S.A.	Business services	Director
	Will S.A. Meios de Pagamento	Digital bank	Director
	A.Life Entertainment Groups S.A.	Restaurants and entertainment	Director
	Victoria Peak Serviços Administrativos Ltda.	Office supplies and services	Partner/Officer
	Oriente Assessoria e Consultoria de Negócios Ltda.	Office services	Partner/Officer
Guilherme Teixeira	XP Inc.	Holding company of investment services group	Partner
	XP PE Gestão de Recursos Ltda.	Investment management	Managing Director of Private Equity Division of XP Asset Management
	Botoclinic Franchising Gestão Empresarial S.A.	Facial aesthetics	Director
	Brasil Olhos Participações S.A.	Healthcare	Director
	Pottencial Seguradora S.A.	Insurance	Director
	AZ Quest Investimentos Ltda.	Asset management	Director
Fabio Kann	XP Inc.	Holding company of investment services group	Partner
	XP PE Gestão de Recursos Ltda.	Investment management	Director of Private Equity Division of XP Asset Management
	Beyoung Cosméticos Ltda.	Beauty tech	Director
	Botoclinic Franchising Gestão Empresarial S.A.	Facial aesthetics	Director
	Brasil Olhos Participações S.A.	Healthcare	Director
	BRS Suprimentos Corporativos S.A.	Business services	Director
	Will S.A. Meios de Pagamento	Digital bank	Director
	A.Life Entertainment Groups S.A.	Restaurants and entertainment	Director
Marcos Peixoto	XP Inc.	Holding company of investment services group	Partner
	XP Investimentos S.A.	Investment services	Director
	XP Gestão de Recursos Ltda.	Investment management	Officer, Head of equity funds at XP Asset Management
Denis Pedreira	Prosus N.V.	Investment firm	Head of Latin America Investments Division
	Movile Mobile Commerce Holdings S.L.	Investment firm	Director
	Platzi Inc.	Online education platform	Director
	iFood Holdings B.V.	Online food delivery	Board of Directors’ Observer
	Facily Ltd.	Social commerce marketplace	Board of Directors’ Observer
Ana Cabral-Gardner	A10 Investimentos Ltda.	Investment management and services	Officer and Founding Partner
	Sigma Lithium Resources Corporation	Mining	Co-Chairman and Chief Strategy Officer
	Rix Mineração e Consultoria S.A.	Consulting services	Director
Camilo Tedde	—	—	—

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with an XP affiliated entity, including current and future portfolio companies of XP. We may, at our option, pursue a Business Combination jointly with XP or any XP affiliated entity. Any such party and/or other investors in XP affiliated funds may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof. In the event we seek to complete our initial Business Combination with any XP affiliated entity, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our Sponsor or any of its affiliates may make additional investments in the company in connection with the initial Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial Business Combination.

In the event that we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares (and their permitted transferees will agree) and Public Shares held by them in favor of our initial Business Combination.

Also, our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Pursuant to an administrative services agreement entered into with our Sponsor on July 29, 2021, commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, our Sponsor may charge us a $10,000  per month fee for office space, administrative and support services. As of December 31, 2021, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services. As a result, we have not incurred or accrued for any expense related to this agreement. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates. In May 2021, our Sponsor transferred 30,000 Founder Shares to each of Ana Cabral-Gardner, Denis Barros Pedreira and Camilo de Oliveira Tedde, our independent directors, at their original per-share purchase price.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 29, 2022 with respect to our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our directors and officers; and
●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Warrants as these warrants are not exercisable within 60 days of March 29, 2022.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
		Approximate		Approximate
		Percentage of Class		Percentage of Class
		Issued and		Issued and
	Beneficially	Outstanding Ordinary	Beneficially	Outstanding Ordinary
	Owned	Shares	Owned	Shares
Name and Address of Beneficial Owner (2)
XPAC Sponsor LLC (our Sponsor) (3)	—	—	5,400,283	98.4%
XP Inc. (4)	2,222,500	10.1%	5,400,283	98.4
TRUXT Investimentos Ltda. (5)	1,950,000	8.9%	—	—
Fourth Sail Capital LP (6)	1,500,000	6.8%	—	—
Chu Kong	—	—	—	—
Guilherme Teixeira	—	—	—	—
Fabio Kann	—	—	—	—
Marcos Peixoto	—	—	—	—
Denis Pedreira	—	—	30,000	*
Ana Cabral-Gardner	—	—	30,000	*
Camilo Tedde	—	—	30,000	*
All directors, officers and director nominees as a group (7 individuals)	—	—	90,000	1.6%

*	Less than one percent.

(1) Unless otherwise noted, the business address of each of the following entities or individuals is c/o XPAC Sponsor LLC, 55 West 46th Street, 30th floor, New York, NY 10036.

(2) Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. No. 333-256097).

(3) XPAC Sponsor LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. The sole member of our Sponsor, XP Inc., by virtue of its control over our Sponsor, may be deemed to beneficially own shares held by our Sponsor.

(4) Includes (i) 5,400,283 Class B ordinary shares held by XPAC Sponsor LLC that are convertible for Class A ordinary shares; (ii) 1,222,500 Class A ordinary shares held by Trend XPAC Fundo de Acoes Investimento no Exterior, which is a fund managed by an affiliate of XP Inc.; (iii) 500,000 Class A ordinary shares held by Brazil International Fund SPC - LB International Fund CS, which is a fund managed by an affiliate of XP Inc.; (iv) 461,100 Class A ordinary shares held by XP Long Term Equity Master FIA, which is a fund managed by an affiliate of XP Inc.; and (v) 38,900 Class A ordinary shares held by XP Long Term FIM IE, which is a fund managed by an affiliate of XP Inc.

(5) This information is based solely on the Schedule 13G/A filed with the SEC on February 4, 2022 on behalf of TRUXT Investimentos Ltda. (“TRUXT”), TRUXT Brazil Long Bias and Bruno de Godoy Garcia (“Mr. Garcia”). TRUXT and Mr. Garcia have shared voting and dispositive power over 1,950,000 Class A ordinary shares. Mr. Garcia is the Chief Investment Officer and a controlling person of TRUXT. TRUXT is the investment manager, and Mr. Garcia is the portfolio manager, of TRUXT Brazil Long Bias, a Cayman Islands corporation. TRUXT, Mr. Garcia and TRUXT Brazil Long Bias may be deemed to share voting and dispositive power with respect to 1,681,332 Class A ordinary shares held by TRUXT Brazil Long Bias. The business address of each of TRUXT, TRUXT Brazil Long Bias and Mr. Garcia is Av. Ataulfo de Paiva, 153, 6 floor, Leblon, Rio de Janeiro, RJ, 22440-032 Brazil.

(6) This information is based solely on the Schedule 13G filed with the SEC on August 11, 2021 on behalf of Fourth Sail Capital LP (“Fourth Sail Capital”), Ariel Merenstein (“Mr. Merenstein”), Fourth Sail Long Short LLC (“Fourth Sail Long Short”) and Fourth Sail Discovery LLC (“Fourth Sail Discovery”). Fourth Sail Long Short directly holds 1,153,800 Class A ordinary shares and Fourth Sail Discovery directly holds 346,200 Class A ordinary shares. Fourth Sail Capital is the General Partner and Investment Manager of each of Fourth Sail Long Short and Fourth Sail Discovery. Mr. Merenstein is the managing partner of Fourth Sail Capital. The business address of each of Fourth Sail Capital, Mr. Merenstein, Fourth Sail Long Short and Fourth Sail Discovery is Cayman Corporate Centre, 27 Hospital Road, George Town – Grand Cayman KY1-9008 Cayman Islands.

Our initial shareholders beneficially own 20.0% of the issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In March 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. This amount was paid on behalf of the Company to cover certain expenses. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment was not exercised in full or in part, so that the number of Founder Shares collectively represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Since the underwriter did not exercise the over-allotment option in full, the Sponsor surrendered 259,717 Class B ordinary shares, which were forfeited by us. As a result of such forfeiture, there are currently 5,490,283 Class B ordinary shares issued and outstanding.

The Sponsor and our directors and executive officers have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after a Business Combination, or (y) the date on which we complete a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their shares of Class A ordinary shares for cash, securities or other property.

Private Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,000,000 Private Warrants, at a price of $1.50 per Private Warrant, for an aggregate of $6,000,000, in a Private Placement. Simultaneously, with the closing of the exercise of the over-allotment option, we completed the sale of an additional 261,485 Private Warrants to the Sponsor, at a purchase price of $1.50 per Private Warrant, generating additional gross proceeds of $392,228. A portion of the proceeds from the sale of Private Warrants were added to the proceeds from the Initial Public Offering and partial over-allotment exercise held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares and Private Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights and shareholder agreement signed on the Effective Date of the Initial Public Offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require we register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of December 31, 2021, we had no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement entered into with our Sponsor on July 29, 2021, our Sponsor may charge us a $10,000  per month fee for office space, administrative and support services. As of December 31, 2021, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services. As a result, we have not incurred or accrued for any expense related to this agreement.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since March 11, 2021 include:

For the Period from March 11, 2021
(Inception) Through
December 31, 2021
Audit Fees(1)	$157,075
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—
Total	$—

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements:

XPAC ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

XPAC Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of XPAC Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, shareholders’ deficit and cash flows for the period from March 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

San Francisco, California

March 29, 2022

XPAC ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

Assets
Current Assets
Cash	$352,190
Prepaid expenses	411,502
Total Current Assets	763,692
Investments held in Trust Account	219,617,731
Prepaid expenses- non-current portion	233,479
Total Noncurrent Assets	219,851,210
Total Assets	$220,614,902

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$132,916
Accrued expenses	302,560
Accrued offering costs	92,000
Total Current Liabilities	527,476
Promissory note payable - related party	84,412
Deferred underwriter's commission fee	5,380,477
Deferred advisory fee - related party	2,305,919
Warrant liabilities	5,825,972
Total Liabilities	$14,124,256

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 21,961,131 shares at redemption value of $10.00	219,617,731
Shareholders' Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,961,131 shares of Class A ordinary shares subject to redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,490,283 shares issued and outstanding	549
Accumulated deficit	(13,127,634)
Total Shareholders' Deficit	(13,127,085)
Total Liabilities and Shareholders' Deficit	$220,614,902

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$877,977
Loss from operations	(877,977)
Other income (expense)
Offering expenses related to warrant issuance	(519,498)
Change in fair value of warrant liabilities	7,862,415
Gain on securities held in trust	6,421
Total other income	7,349,338
Net income	$6,471,361
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	11,097,142
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.40
Basic and diluted weighted average shares outstanding, Non- Redeemable Class B ordinary shares	5,088,474
Basic and diluted net income per share, Non- Redeemable Class B ordinary shares	$0.40

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 11, 2021 (inception)	—	—	—	—	—	—	—
Issuance of founder shares	—	—	5,750,000	$575	$24,425	$—	$25,000
Forfeiture of founder shares		—	(259,717)	(26)	26	—	—
Accretion of Class A ordinary shares to initial redemption amount	—	—	—	—	(24,451)	(19,592,574)	(19,617,025)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,421)	(6,421)
Net income	—	—	—	—	—	6,471,361	6,471,361
Balance-December 31, 2021	—	$—	5,490,283	$549	$—	$(13,127,634)	$(13,127,085)

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net income	6,471,361
Adjustments to reconcile cash used in operating activities:
Change in warrant liabilities	(7,862,415)
Offering costs allocated to warrants	519,498
Gain on securities held in trust	(6,421)
Changes in operating assets and liabilities:
Prepaid expenses	(644,981)
Accounts payable	132,916
Accrued expenses	302,560
Net cash used in operating activities	(1,087,482)
Cash Flows from Investing Activities:
Investments Held in Trust Account	(219,611,310)
Net cash used in investing activities	(219,611,310)
Cash Flows from Financing Activities:
Proceeds from sale of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount	215,219,083
Proceeds from sale of Private Warrants	6,392,228
Due to related party	84,412
Payment of offering costs	(669,741)
Net cash provided by financing activities	221,050,982

Net change in cash	352,190
Cash at beginning of period	—
Cash at end of period	$352,190

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$(219,611,310)
Accretion of ordinary shares subject to possible redemption	$(6,421)
Deferred underwriting fee payable	$5,380,477
Deferred advisory fee - related party	$2,305,919
Deferred offering costs included in accrued offering costs	$92,000
Deferred offering costs included in due to related party	$84,412

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 29, 2021 (the “Effective Date”). On August 3, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 Private Warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant in a private placement to XPAC Sponsor, LLC (the “Sponsor”) generating proceeds of $6,000,000 from the sale of the Private Warrants, which is discussed in Note 4.

The Company had granted the underwriter in the Initial Public Offering (the “Underwriter”) a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $19,611,310. Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 261,485 additional Private Warrants at a purchase price of $1.50 per Private Warrant in a private placement to the Sponsor, generating gross proceeds of $392,228. The remainder of the over-allotment option expired unexercised.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Management agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein.

The amount deposited in the Trust Account as a result of the Initial Public Offering and subsequent partial exercise of the over-allotment option was an aggregate of $219,611,310, or $10.00 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to the warrants. The initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and Public Shares held by them in connection with the completion of the Business Combination.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Going Concern Consideration

At December 31, 2021, the Company had $352,190 in cash and working capital of $236,216. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to meet the Company’s financial needs between the current period and the Business Combination, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding via a working capital loan (Note 5).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering and any over-allotment exercised. Accordingly, on August 3, 2021, offering costs totaling $11,761,739 (consisting of $4,000,000 of underwriting fee, $7,000,000 of deferred underwriting fee and $761,739 of other offering costs) were recognized with $477,711 included in accumulated deficit as an allocation for the Public Warrants and the Private Warrants, and $11,284,028 included in additional paid-in capital.

On August 16, 2021, the underwriter partially exercised the over-allotment option and, on August 19, 2021, purchased an additional 1,961,131 Units (the “Over-Allotment Units”) from the Company, generating gross proceeds of $19,611,310. As a result of the partial exercise of the over-allotment option, the incremental increase in offering costs is $1,078,624 (consisting of $392,228 of underwriting fee and $686,396 of deferred underwriting fee) with $41,786 included in accumulated deficit as allocation for the Public Warrants and the Private Warrants, and $1,036,838 included in additional paid-in capital.

Net Income Per Ordinary Share

The Company’s statements of operations include a presentation of net income per share for ordinary shares subject to possible redemption and applies the two-class method in calculating net income per share. Net income per ordinary share, basic and diluted, is calculated by dividing the pro-rata allocation of net income for each class, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Net income is allocated pro-rata between Class A redeemable and Class B non-redeemable shares based on their respective weighted average shares outstanding for the period.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Period from March 11,
	2021 (inception) Through
	December 31, 2021
	Redeemable	Non-Redeemable
	Class A ordinary	Class B ordinary
	shares	shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$4,436,879	$2,034,482

Denominator:
Weighted-average shares outstanding	11,097,142	5,088,474
Basic and diluted net income per share	$0.40	$0.40

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

Warrant Liabilities

The Company accounts for warrants for the Company’s ordinary shares that are not indexed to its own shares as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liabilities for changes in fair value until the earlier of the exercise or expiration of the ordinary share warrants. At that time, the portion of the warrant liabilities related to the ordinary share warrants will be reclassified to additional paid-in capital.

Related Parties

Parties, which can be a corporation or individual, are considered related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $352,190 and no cash equivalents as of December 31, 2021.

Investments Held in Trust Account

As of December 31, 2021, $ 219,617,731 held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains or losses resulting from the change in fair value of these securities are included in gains (losses) on investments held in the Trust Account on the accompanying statement of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company's ordinary shares feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company's balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount.  Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds from Initial Public Offering and over-allotment	$219,611,310
Less:
Issuance costs related to redeemable Class A ordinary shares	(11,010,457)
Fair value of Public Warrants	(8,606,567)
Plus:
Accretion of carrying value to redemption value	19,623,446
Class A ordinary shares subject to possible redemption	$219,617,731

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2024 for smaller reporting companies (early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on August 3, 2021, the Company sold 20,000,000 Units at a price of $10.00 per Unit. Each Unit consisted of one Class A ordinary shares and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $19,611,310. In connection with the Underwriter’s partial exercise of their over-allotment option, the Sponsor purchased an additional 261,485 Private Warrants (the “Additional Private Warrants”), generating gross proceeds to the Company of approximately $392,228.

An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,000,000 Private Warrants, at a price of $1.50 per Private Warrant, for an aggregate of $6,000,000, in a private placement. Simultaneously, with the closing of the exercise of the over-allotment option, the Company completed the sale of an additional  261,485 Private Warrants to the Sponsor, at a purchase price of $1.50 per Private Warrant, generating additional gross proceeds of $392,228. A portion of the proceeds from the sale of Private Warrants were added to the proceeds from the Initial Public Offering and partial over-allotment exercise held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. This amount was paid on behalf of the Company to cover certain expenses. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment was not exercised in full or in part, so that the number of Founder Shares collectively represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Since the underwriter did not exercise the over-allotment option in full, the Sponsor surrendered 259,717 Class B ordinary shares, which were forfeited by the Company. As a result of such forfeiture, there are currently 5,490,283 Class B ordinary shares issued and outstanding.

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

Director Shares

On May 12, 2021, the Sponsor transferred 90,000 Founder Shares in the aggregate to independent directors (“Director Shares”) at a price of $0.0004 per share for gross proceeds of $130. The excess fair value over the purchase price is deemed to be a benefit to the Company under SAB Topic 5A.  However, as the assignment agreement underlying the Director Shares contains a performance obligation contingent upon consummation of the Business Combination, the expense will not be recognized until such time as the Business Combination is considered probable.

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing.  On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of December 31, 2021, the Company had $84,412 outstanding under the promissory note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement entered into with the Sponsor on July 29, 2021, the Sponsor may charge the Company a $10,000 per month fee for office space, administrative and support services. As of December 31, 2021, the Sponsor has not charged, and does not intend to charge in the future, any amount in relation to the provision of these services. As a result, the Company has not incurred or accrued for any expense related to this agreement.

Advisory Services

The Company engaged XP Investimentos Corretora de Câmbio, Títulos e Valores Mobiliários S.A. (“XP Investimentos”), an indirect, wholly-owned subsidiary of XP, Inc. and an affiliate of the Sponsor, to provide financial consulting services, consisting of a review of deal structure and terms and related advice in connection with the Initial Public Offering, for which it received a fee of $1,725,443 of the cash underwriting paid to the Underwriter. See Note 8 below for further discussion of the Underwriter Agreement.

Additionally, XP Investimentos will be entitled to $2,305,919 upon the consummation of a Business Combination. This is included in “Deferred advisory fee - related party” as of December 31, 2021.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 21,961,131 Class A ordinary shares issued and no shares outstanding, excluding 21,961,131 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 5,490,283 Class B ordinary shares issued and outstanding. The shares collectively represent 20% of the Company’s issued and outstanding ordinary shares. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares (Founder Shares) will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;
●	if, and only if, the Reference Value (as defined above under “— Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments”); and
●	if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments”), the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A ordinary shares as described above under Redemption of warrants for Class A ordinary shares). If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

As of December 31, 2021, there were 7,320,377 Public Warrants and 4,261,485 Private Warrants outstanding. The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because an event that is not within the entity's control could require net cash settlement the warrants do not meet the criteria for equity classification and as a result each warrant must be recorded as a derivative liability.

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. These liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares and Private Warrants (and any shares of Class A ordinary shares issuable upon the exercise of the Private Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights and shareholder agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

In connection with the Initial Public Offering, the underwriter was granted a 45-day option from the date of the prospectus to purchase up to 3,000,000 additional Units to cover over-allotments. On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units at an offering price of $10.00 per Unit, generating gross proceeds of $19,611,310 to the Company.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,392,226 in the aggregate upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriter will be entitled to a deferred fee of $0.35 per Unit, or $7,686,396 in the aggregate. Of this amount, $2,305,919 will be paid to XP Investimentos as an advisory fee (see Note 5). Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriter only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriter in the event that the Company does not complete a Business Combination.

NOTE 9- RECURRING FAIR VALUE MEASUREMENTS

As of December 31, 2021, the Company’s warrant liabilities were valued at $5,825,972. Under the guidance in ASC 815-40, the Public Warrants and the Private Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$219,617,731	$—	$—
Liabilities:
Public Warrants	$3,665,972	$—	$—
Private Warrants	$—	$—	$2,160,000

The Company’s private warrant liabilities are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The fair value of the Private Warrant liabilities is classified within Level 3 of the fair value hierarchy at the initial measurement date. On September 20, 2021, the Public Warrants started trading separately from the Public Shares underlying the Units that were sold in the Initial Public Offering and partial exercise of the over-allotment.  Accordingly, as of September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.

Transfers between Levels are recorded at the end of each reporting period.  For the period ended December 31, 2021, there were no transfers between levels.

Measurement

The Company established the initial fair value for the warrants on August 3, 2021, the date of the consummation of the Company’s Initial Public Offering, using a Black-Scholes-Merton formula model. At the date of the Initial Public Offering, the Company allocated the proceeds received from (i) the sale of Units (which were inclusive of one Class A ordinary share and one-third of one Public Warrant), and (ii) the sale of Private Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), based on their relative fair values at the initial measurement date.

As of December 31, 2021, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.

The following table presents a summary of the changes in the fair value of the Warrants liabilities classified as Level 3, measured on a recurring basis.

	Private Warrant	Public Warrant
	Liabilities	Liabilities
Fair Value as of August 3, 2021 and August 19, 2021 (initial measurement)	$5,081,820	$8,606,567
Transfer out of Level 3	—	(8,606,567)
Change in fair value of warrant liabilities	(2,921,820)	—
Fair Value as of December 31, 2021	$2,160,000	$—

The key inputs into the Monte Carlo formula model were as follows for December 31, 2021 and the initial measurement on August 3, 2021:

	Private Warrant Liabilities
	December 31, 2021		August 3, 2021
Share price	$9.69		$9.61
Exercise price	$11.50		$11.50
Risk-free rate	1.31%		0.81%
Expected term of warrants	5.6	years	6.0	years
Volatility	10.56%		19.36%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events, other than those described below, as of the date that the financial statements were issued.

On February 7, 2022, the Company borrowed $215,588 under the promissory note issued by the Sponsor. As a result, $300,000 is outstanding under the promissory note as of the date of this Annual Report.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated July 29, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated July 29, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated July 29, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated July 29, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated July 29, 2021, between the Company and the Sponsor.
10.5(1)	Sponsor Warrants Purchase Agreement, dated July 29, 2021, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Chu Chiu Kong.
10.7(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Guilherme Teixeira.
10.8(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Fabio Kann.
10.9(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Marcos Peixoto.
10.10(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Denis Pedreira.
10.11(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Ana Cabral-Gardner.
10.12(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Camilo de Oliveira Tedde.
14.01(2)	Form of Code of Ethics and Business Conduct
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant t o Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to the Company’s Form 8-K filed on August 3, 2021.
(2)	Incorporated by reference to the Company’s Form S-1 filed on May 13, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPAC ACQUISITION CORP.

Date: March 29, 2022	/s/ Chu Chiu Kong
By: Chu Chiu Kong
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chu Chiu Kong
Name:	Chu Chiu Kong
Title:	Chief Executive Officer (Principal Executive Officer) and Chairman
Date:	March 29, 2022

/s/ Guilherme Teixeira
Name:	Guilherme Teixeira
Title:	Chief Investment Officer
Date:	March 29, 2022

/s/ Fabio Kann
Name:	Fabio Kann
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 29, 2022

/s/ Marcos Peixoto
Name:	Marcos Peixoto
Title:	Director
Date:	March 29, 2022

/s/ Denis Pedreira
Name:	Denis Pedreira
Title:	Director
Date:	March 29, 2022

/s/ Ana Cabral-Gardner
Name:	Ana Cabral-Gardner
Title:	Director
Date:	March 29, 2022

/s/ Camilo de Oliveira Tedde
Name:	Camilo de Oliveira Tedde
Title:	Director
Date:	March 29, 2022