Form 10-Q
period 2022-03-31
XPAC Acquisition Corp.
filed 2022-05-13
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	XPAXU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	XPAX	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per whole share	XPAXW	The NASDAQ Stock Market LLC

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

The registrant had 21,961,131 Class A ordinary shares at $0.0001 par value, 5,490,283 Class B ordinary shares at $0.0001 par value, issued and outstanding at May 13, 2022.

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (unaudited)	2
	Condensed Statements of Operations for the three months ended March 31, 2022 (unaudited) and for the period from March 11, 2021 (inception) through March 31, 2021 (unaudited)	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 (unaudited) and for the period from March 11, 2021 (inception) through March 31, 2021 (unaudited)	4
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and for the period from March 11, 2021 (inception) through March 31, 2021 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		31

PART I - FINANCIAL INFORMATION

XPAC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$307,990	$352,190
Prepaid expenses	444,875	411,502
Total current assets	752,865	763,692
Investments held in Trust Account	219,632,154	219,617,731
Prepaid expenses – non-current portion	133,417	233,479
Total assets	$220,518,436	$220,614,902

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$13,578	$132,916
Accrued expenses	505,654	302,560
Accrued offering costs	92,000	92,000
Total current liabilities	611,232	527,476
Promissory note payable – related party	300,000	84,412
Deferred underwriter’s commission fee	5,380,477	5,380,477
Deferred advisory fee – related party	2,305,919	2,305,919
Warrant liabilities	4,763,355	5,825,972
Total liabilities	13,360,983	14,124,256

Commitments and contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 21,961,131 shares at redemption value of $10.00	219,632,154	219,617,731

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 21,961,131 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,490,283 shares issued and outstanding	549	549
Accumulated deficit	(12,475,250)	(13,127,634)
Total shareholders’ deficit	(12,474,701)	(13,127,085)
Total liabilities and shareholders’ deficit	$220,518,436	$220,614,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from March
		11, 2021
	For the three	(inception)
	months ended	through March
	March 31, 2022	31, 2021
Formation and operating costs	$410,233	$11,069
Loss from operations	(410,233)	(11,069)
Other income (expense)
Change in fair value of warrant liabilities	1,062,617	—
Gain on securities held in trust	14,424	—
Total other income	1,077,041	—
Net income (loss)	$666,808	$(11,069)

Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	21,961,131	—
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.02	$—
Basic and diluted weighted average shares outstanding, Non- Redeemable Class B ordinary shares	5,490,283	3,095,238
Basic and diluted net income (loss) per share, Non- Redeemable Class B ordinary shares	$0.02	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	5,490,283	$549	$—	$(13,127,364)	(13,127,085)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(14,424)	(14,424)
Net income	—	—	—	—	—	666,808	666,808
Balance-March 31, 2022	—	$—	5,490,283	$549	$—	$(12,475,250)	$(12,474,701)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 11, 2021 (inception)	—	$—	—	$—	$—	$—	—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(11,069)	(11,069)
Balance-March 31, 2021	—	$—	5,750,000	$575	$24,425	$(11,069)	$13,931

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
	For the three	from March 11, 2021
	months ended	(inception) through
	March 31, 2022	March 31, 2021
Cash flow from operating activities:
Net income (loss)	$666,808	$(11,069)
Gain on securities held in trust	(14,424)	—
Change in fair value of warrant liabilities	(1,062,617)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(33,373)	—
Prepaid expenses – non-current	100,062
Accounts payable	(119,338)	9,038
Accrued offering costs	—	(22,969)
Accrued expenses	203,094	—
Net cash used in operating activities	(259,788)	(25,000)

Cash flow from financing activities:
Proceeds from sale of Founder Shares	—	25,000
Proceeds from affiliate promissory note	215,588	—
Net cash provided by financing activities	215,588	25,000

Net change in cash	(44,200)	—
Cash at beginning of period	352,190	—
Cash at end of period	$307,990	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$239,704
Remeasurement of ordinary shares subject to possible redemption value	$14,423	$—

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND (Cont.)

The Company will provide its public shareholders with the opportunity to redeem all or a portion of the Class A ordinary shares included in the Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein.

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

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND (Cont.)

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

Proposed Business Combination

On April 25, 2022, the Company entered into a Business Combination Agreement (the “ Business Combination Agreement”) with (i) SUPERBAC PubCo Holdings Inc, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“ PubCo”), (ii) BAC1 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“ Merger Sub 1”), (iii) BAC2 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“ Merger Sub 2”), and (iv) SuperBac Biotechnology Solutions S.A., a corporation incorporated under the laws of the Federative Republic of Brazil (“ SuperBac”), pursuant to which the Company agreed to combine with SuperBac in a series of transactions that would result in PubCo becoming a publicly-traded company and listed on the Nasdaq Capital Market, with PubCo indirectly owning no less than ninety-five percent (95%) of the equity interests in SuperBac. See Note 10.

Going Concern Consideration

At March 31, 2022, the Company had $307,990 in cash and working capital of $141,633. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to meet the Company's financial needs between the current period and the Business Combination, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans (as defined below) (Note 5).These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND (Cont.)

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2021, the underwriter partially exercised the over-allotment option and, on August 19, 2021, purchased an additional 1,961,131 Units (the “Over-Allotment Units”) from the Company, generating gross proceeds of $19,611,310. As a result of the partial exercise of the over-allotment option, the incremental increase in offering costs was $1,078,624 (consisting of $392,228 of underwriting fee and $686,396 of deferred underwriting fee) with $41,786 included in accumulated deficit as allocation for the Public Warrants and the Private Warrants, and $1,036,838 included in additional paid-in capital.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

s
			For the Period from March 11,
	For the three months ended		2021 (Inception) Through
	March 31, 2022		March 31, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A ordinary	Class B ordinary	Class A ordinary	Class B ordinary
	shares	shares	shares	shares
Basic and diluted net income per share
Numerator:
Allocation of net income (loss)	$533,446	$133,362	$—	$(11,069)

Denominator:
Weighted-average shares outstanding	21,961,131	5,490,283	—	3,095,238
Basic and diluted net income (loss) per share	$0.02	$0.02	$—	$(0.00)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $307,990 and $352,190 as of March 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, $ 219,632,154 and $219,617,731, respectively, held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains or losses resulting from the change in fair value of these securities are included in gains (losses) on investments held in the Trust Account on the accompanying statement of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds from Initial Public Offering and over-allotment	$219,611,310
Less:
Issuance costs related to redeemable Class A ordinary shares	(11,010,457)
Fair value of Public Warrants	(8,606,567)
Plus:
Remeasurement of carrying value to redemption value	19,637,869
Class A ordinary shares subject to possible redemption	$219,632,154

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on August 3, 2021, the Company sold 20,000,000 Units at a price of $10.00 per Unit. Each Unit consisted of one Class A ordinary share and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

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

Director Shares

On May 12, 2021, the Sponsor transferred 90,000 Founder Shares in the aggregate to independent directors (“Director Shares”) at a price of $0.0004 per share for gross proceeds of $390. The fair value of the Director Shares was approximately $6.55 per share or $589,202 in total, which was calculated using a valuation model that takes into account various assumptions such as the probability of successfully completing the Business Combination among other factors. The excess fair value over the purchase price of $588,810 is deemed to be a benefit to the Company under SAB Topic 5A. However, as the assignment agreement underlying the Director Shares contains a performance obligation contingent upon consummation of the Business Combination, the expense will not be recognized until such time as the Business Combination is considered probable.

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of December 31, 2021, the Company had $84,412 outstanding under the promissory note. On February 7, 2022, the Sponsor funded an additional $215,588 to the Company, resulting in $300,000 outstanding as of March 31, 2022.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement entered into with the Sponsor on July 29, 2021, the Sponsor may charge the Company a $10,000 per month fee for office space, administrative and support services. As of March 31, 2022, the Sponsor has not charged, and does not intend to charge in the future, any amount in relation to the provision of these services. As a result, the Company has not incurred or accrued for any expense related to this agreement.

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

Additionally, XP Investimentos will be entitled to $2,305,919 upon the consummation of the Business Combination. This amount is included in “Deferred advisory fee – related party” as of March 31, 2022 and December 31, 2021.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 21,961,131 Class A ordinary shares issued and no shares outstanding, excluding 21,961,131 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,490,283 Class B ordinary shares issued and outstanding. The shares collectively represent 20% of the Company’s issued and outstanding ordinary shares. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

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

NOTE 7 — WARRANT LIABILITIES (Cont.)

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders (referred to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant).

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and
●	if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

NOTE 7 — WARRANT LIABILITIES (Cont.)

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

As of March 31, 2022 and December 31, 2021, there were 7,320,377 Public Warrants and 4,261,485 Private Warrants outstanding. The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because an event that is not within the entity’s control could require net cash settlement the warrants do not meet the criteria for equity classification and as a result each warrant must be recorded as a derivative liability.

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. These liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — RECURRING FAIR VALUE MEASUREMENTS

As of March 31, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $4,763,355 and $5,825,972, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following tables present fair value information as of March 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$219,632,154	$—	$—
Liabilities:
Public Warrants	$3,001,355	$—	$—
Private Warrants	$—	$—	$1,762,000

	As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$219,617,731	$—	$—
Liabilities:
Public Warrants	$3,665,972	$—	$—
Private Warrants	$—	$—	$2,160,000

The Company’s private warrant liabilities are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

NOTE 9 — RECURRING FAIR VALUE MEASUREMENTS (Cont.)

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

Transfers between Levels are recorded at the end of each reporting period. For the period ended March 31, 2022, there were no transfers between levels.

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

As of March 31, 2022, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.

The following table presents a summary of the changes in the fair value of the Warrants liabilities classified as Level 3, measured on a recurring basis.

	Private Warrant	Public Warrant
	Liabilities	Liabilities
Fair Value as of August 3, 2021 and August 19, 2021 (initial measurement)	$5,081,820	$8,606,567
Transfer out of Level 3	—	(8,606,567)
Change in fair value of warrant liabilities	(2,921,820)	—
Fair Value as of December 31, 2021	$2,160,000	$—
Change in fair value of warrant liabilities	(398,000)	—
Fair Value of as of March 31, 2022	$1,762,000	—

The key inputs into the Monte Carlo formula model were as follows for March 31, 2022, December 31, 2021 and August 3, 2021:

	Private Warrant Liabilities
	March 31, 2022		December 31, 2021		August 3, 2021
Share price	$9.68		$9.69		$9.61
Exercise price	$11.50		$11.50		$11.50
Risk-free rate	2.40%		1.31%		0.81%
Expected term of warrants	5.33	years	5.60	years	6.0	years
Volatility	7.47%		10.56%		19.36%

NOTE 10 —  SUBSEQUENT EVENTS

The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events, other than those described below, as of the date that the financial statements were issued.

On April 25, 2022, the Company entered into the Business Combination Agreement with PubCo, Merger Sub 1, Merger Sub 2 and SuperBac.

Pursuant to the Business Combination Agreement, the parties thereto have agreed, among other things, that, on the terms and subject to the conditions set forth therein: (i) prior to the Initial Merger (as defined below), SuperBac will cause to be formed an exempted company incorporated with limited liability in the Cayman Islands (“Newco”) that will join as a party to the Business Combination Agreement, (ii) on or prior the Acquisition Merger (as defined below), certain SuperBac shareholders will, directly or indirectly, contribute their SuperBac ordinary and preferred shares into Newco in exchange for ordinary shares of Newco, (iii) on the Initial Closing Date (as defined in the Business Combination Agreement), the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity (the “Initial Merger” and the effective time of the Initial Merger, the “Initial Merger Effective Time”), and (iv) at least one day following the Initial Merger, Merger Sub 2 will merge with and into Newco (the “Acquisition Merger” and together with the Initial Merger, the “Mergers”), with Newco being the surviving entity and becoming a wholly owned subsidiary of PubCo.

In addition, pursuant to the Business Combination Agreement, at the Initial Merger Effective Time, (i) each Unit outstanding shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share of the Company and one-third of a warrant of the Company, (ii) each issued and outstanding Class A ordinary share and Class B ordinary share of the Company (other than any dissenting shares) will be canceled and converted into the right to receive one Class A ordinary share of PubCo, and (iii) each outstanding and unexercised warrant to acquire Class A ordinary of the Company will be converted into the right to purchase one Class A ordinary share of PubCo, subject to the same terms and conditions existing prior to such conversion.

Pursuant to the transactions contemplated by the Business Combination Agreement, upon completion of the Mergers, SuperBac will become an indirect subsidiary of PubCo, with PubCo indirectly owning no less than ninety-five percent (95%) of the equity interests in SuperBac.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC, including those that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that PubCo (as defined below) will file with the SEC relating to our proposed business combination with SuperBac Biotechnology Solutions S.A. (the “SuperBac Business Combination”).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On April 25, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) SUPERBAC PubCo Holdings Inc (“PubCo”), (ii) BAC1 Holdings Inc., a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iii) BAC2 Holdings Inc., a direct wholly owned subsidiary of PubCo (“Merger Sub 2”), and (iv) SuperBac Biotechnology Solutions S.A., a corporation incorporated under the laws of the Federative Republic of Brazil (“SuperBac”).

Pursuant to the Business Combination Agreement, the parties thereto have agreed,among other things, that, on the terms and subject to the conditions set forth therein: (i) prior to the Initial Merger (as defined below), SuperBac will cause to be formed an exempted company incorporated with limited liability in the Cayman Islands (“Newco”) that will join as a party to the Business Combination Agreement, (ii) on or prior the Acquisition Merger (as defined below), certain SuperBac shareholders will, directly or indirectly, contribute their SuperBac shares into Newco in exchange for ordinary shares of Newco, (iii) on the Initial Closing Date (as defined in the Business Combination Agreement), the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity (the “Initial Merger and the effective time of the Initial Merger, the “Initial Merger Effective Time”), and (iv) at least one day following the Initial Merger, Merger Sub 2 will merge with and into Newco (the “Acquisition Merger” and together with the Initial Merger, the “Mergers”), with Newco being the surviving entity and becoming a wholly owned subsidiary of PubCo.

In addition, pursuant to the Business Combination Agreement, at the Initial Merger Effective Time, (i) each Unit outstanding shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share of the Company and one-third of a warrant of the Company, (ii) each issued and outstanding Class A ordinary share and Class B ordinary share of the Company (other than any dissenting shares) will be canceled and converted into the right to receive one Class A ordinary share of PubCo, and (iii) each outstanding and unexercised warrant to acquire Class A ordinary of the Company will be converted into the right to purchase one Class A ordinary share of PubCo, subject to the same terms and conditions existing prior to such conversion.

Pursuant to the transactions contemplated by the Business Combination Agreement, upon completion of the Mergers, SuperBac will become an indirect subsidiary of PubCo, with PubCo indirectly owning no less than ninety-five percent (95%) of the equity interests in SuperBac.

In connection with the proposed SuperBac Business Combination, on April 25, 2022, SuperBac, the Company, PubCo and the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to, and to cause proprietary investment vehicles (i.e. holding investments in a ‘principal’ or ‘own account’ capacity) of the Sponsor or its affiliates (if any) (to the extent permitted by applicable law) to, (a) vote in favor of (i) the Mergers and each of the other transactions contemplated by the Business Combination Agreement or any of the other Transaction Documents (as defined in the Business Combination Agreement) (the “Transactions”), and (ii) the other Transaction Proposals (as defined in the Business Combination Agreement), (b) waive the anti-dilution rights in respect of XPAC Securities (as defined in the Business Combination Agreement) under Article 17.3 of the Company’s articles of association, (c) appear at the Company’s shareholders’ meeting for purposes of constituting a quorum, (d) vote against any proposals that would impede the Transactions or any other Transaction Proposal, (e) not redeem any XPAC Securities held by the Sponsor or such affiliates, (f) not transfer any XPAC Securities held by the Sponsor or such affiliates prior to the Acquisition Merger, (g) release the Company, SuperBac and the Acquisition Entities (as defined in the Business Combination Agreement) from all claims in respect of or relating to the period prior to closing of the Acquisition Merger, subject to the provisions and exceptions set forth therein, and (h) agree to a lock-up of its PubCo ordinary shares and PubCo warrants that are held as of closing of the Acquisition Merger, during the period of one year commencing as of the closing of the Acquisition Merger, subject to certain exceptions.

In addition, on April 25, 2022, PubCo, the Company, SuperBac and certain SuperBac shareholders entered into a shareholder voting and support agreement (the “Voting and Support Agreement”) pursuant to which, such SuperBac shareholders, among other things, have agreed to vote to approve the Transactions and such other actions as contemplated in the Business Combination Agreement for which the approval of SuperBac shareholders is required.

Moreover, on April 25, 2022, certain SuperBac shareholders entered into a lock-up agreement (the “Lock-up Agreement”), pursuant to which, subject to certain exceptions, and following the closing of the Acquisition Merger: (i) Luiz Chacon, SuperBac’s

founder and CEO (together with his controlled shareholding vehicles and permitted transferees, the “Founder”) has agreed to a two-year lock-up period (other than the sale of up to R$70.0 million of ordinary shares of PubCo), (ii) the Sponsor has agreed to a one-year lock-up period, and (iii) substantially all of the other the SuperBac shareholders have agreed a six-month lock-up period. In addition, the PubCo Class A ordinary shares issued in connection with the “net exercise” of certain existing SuperBac stock options shall be subject to a three-year lock-up period and subject to forfeiture upon terms substantially equivalent to the vesting and forfeiture provisions that were applicable to the SuperBac stock options.

In addition, as contemplated by the Business Combination Agreement, on April 26, 2022, SuperBac and certainSuperBac shareholders entered into an investment agreement (the “Investment Agreement”), pursuant to which, among other things, (i) all shareholders of SuperBac other than the Founder have agreed to, directly or indirectly, contribute their SuperBac shares into Newco in exchange for newly issued Class A ordinary shares of Newco, and (ii) the Founder has agreed to, directly or indirectly, contribute his SuperBac shares into Newco in exchange for newly issued Class B ordinary shares of Newco, in each case, as and to the extent contemplated by the Investment Agreement

Consummation of the Transactions is subject to customary conditions, including (i) approval by the Company’s and SuperBac’s shareholders (certain of which SuperBac shareholder approvals were obtained on May 12, 2022, with other approvals remaining outstanding), (ii) the absence of any law or governmental order which has the effect of making consummation of the Transactions illegal or which otherwise prevents or prohibits consummation of the Transactions, (ii) the effectiveness of the registration statement to be filed in connection with the business combination, (iii) PubCo’s initial listing application with Nasdaq in connection with the Transactions shall have been conditionally approved and Class A ordinary shares of PubCo to be issued in connection with the Transactions shall have been approved for listing on Nasdaq, subject to official notice of issuance, and (iv) material accuracy of representations and warranties, and material compliance with covenants, in the Business Combination Agreement.

In addition, the obligations of SuperBac to consummate the Transactions are subject, among others, to: (i) the condition that the Post-Redemption Trust Account Balance (as defined in the Business Combination Agreement), plus the PIPE Gross Proceeds (as defined in the Business Combination Agreement) (minus any unreimbursed Excess of Company Transaction Expenses (as defined in the Business Combination Agreement)), in each case, to be made available to PubCo at the Acquisition Closing, shall be at least $150,000,000 (the “Minimum Cash Condition”), and (ii) at the Acquisition Closing, the Company having at least $5,000,001 in tangible net assets after giving effect to the XPAC Share Redemptions (as defined in the Business Combination Agreement).

The Business Combination Agreement provides that, following the date of the Business Combination Agreement, but prior to the Initial Merger Effective Time (as defined in the Business Combination Agreement), (i) one or more investors may agree to make, subject to SuperBac’s reasonable consent, one or more private investments to subscribe for and purchase Class A ordinary shares of PubCo for an aggregate purchase price of up to $220 million at a price per share equal to $10.00 (a form of subscription agreement for any such investment is included as a schedule to the Business Combination Agreement), and (ii) with the prior written consent of SuperBac (which consent may be withheld in its sole and absolute discretion), certain other private investments may be entered into in accordance with the terms set forth in the Business Combination Agreement, in an effort to satisfy the Minimum Cash Condition.

SuperBac is a leading player in the biotech revolution, disrupting traditional industries with more sustainable and efficient solutions, with a track-record of over 25 years of R&D and operations. SuperBac has stated that it believes it is well positioned for further expansion as a national leader in crop nutrition and diversification to crop protection and other sectors such as oil & gas, sanitation, home care and animal nutrition.

For more information about the Business Combination Agreement and the proposed SuperBac Business Combination, see our Current Report on Form 8-K filed with the SEC on April 25, 2022 and the preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that PubCo will file with the SEC relating to the proposed SuperBac Business Combination. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed SuperBac Business Combination and does not contain the risks associated with the proposed SuperBac Business Combination. Such risks and effects relating to the proposed SuperBac Business Combination will be included in the preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that PubCo will file with the SEC relating to the proposed SuperBac Business Combination.

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

For the three months ended March 31, 2022, we had a net income of $666,808, which consisted of a $1,062,617 gain on the fair value of warrant liabilities and a $14,424 gain on investments held in the Trust Account, offset by $410,233 in operating, general and administrative expenses.

For the period from March 11, 2021 (inception) through March 31, 2021, we had a net loss of $11,069, which consisted entirely of operating, general and administrative expenses.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had cash outside the Trust Account of $307,990, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to our initial Business Combination.

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

Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through the payment by our initial shareholders of $25,000 to cover certain of our offering costs in consideration for the issuance of Founder Shares to our initial shareholders and up to $300,000 in loans available from our Sponsor. On December 27, 2021, the promissory note was amended to be payable upon consummation of the Business Combination. As of March 31, 2022, we had $300,000 outstanding under the promissory note. Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of our Initial Public Offering and our private placement held outside of the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to meet the Company’s financial needs between the current period and the Business Combination, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding through a working capital loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of March 31, 2022, there was no amount outstanding under any Working Capital Loans.

We expect our primary liquidity requirements prior to our initial Business Combination to include approximately $350,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful Business Combination; $150,000 for legal and accounting fees related to regulatory reporting requirements; $58,000 for Nasdaq continued listing fees; and $442,000 for general working capital that will be used for miscellaneous expenses and reserves.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of March 31, 2022, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer (who serves as our Principal Executive Officer and Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a 15 and 15d 15 under the Exchange Act. Due to a material weakness in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that our disclosure controls were not effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

After discussion and evaluation, including with our independent auditors, we have concluded that while provisions in our charter may result in the Company being unable to redeem all of the Public Shares in certain situations, the Public Shares still contain redemption provisions which are outside of our control and therefore should be classified outside of permanent equity. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to the full redemption value of the Public Shares.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 10-K filed with the SEC on March 30, 2022. Any of these those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our 10-K filed with the SEC on March 30, 2022, except as disclosed below. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For risk factors related to the proposed SuperBac Business Combination, see the “Risk Factors” section of the preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that PubCo will file with the SEC relating to the proposed SuperBac Business Combination.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 30, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2021, our Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of us in exchange for the issuance of 5,750,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000, or approximately $0.004 per share. In May 2021, our Sponsor transferred 30,000 Founder Shares to each of Ana Cabral-Gardner, Denis Barros Pedreira and Camilo de Oliveira Tedde, our independent directors. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the issued and outstanding ordinary shares after the Initial Public Offering. Such securities were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

No underwriting discounts or commissions were paid with respect to such sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)†	Business Combination Agreement, dated as of April 25, 2022, by and among PubCo, the Company, Merger Sub 1, Merger Sub 2, and SuperBac
3.1(2)	Amended and Restated Memorandum and Articles of Association of the Company
10.1(1)	Sponsor Support Agreement, dated as of April 25, 2022, by and among SuperBac, the Company, PubCo and the Sponsor
10.2(1)†	Voting and Support Agreement dated as of April 25, 2022, by and among SuperBac, PubCo, the Company and certain SuperBac shareholders
10.3(1)	Lock-up Agreement dated as of April 25, 2022, by and among certain SuperBac shareholders
10.4*†	Investment Agreement dated as of April 26, 2022, by and among SuperBac and certain SuperBac shareholders
10.5(1)	Form of Registration Rights Agreement
10.6(1)	Form of Assignment, Assumption and Amendment Agreement
10.7(1)	Form of PIPE Subscription Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant t o Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

† The schedules and exhibits to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K.

XPAC Acquisition Corp. agrees to furnish supplementally a copy of such schedules and exhibits to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Form 8-K filed on April 25, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K filed on August 3, 2021.
(3)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPAC ACQUISITION CORP.

SIGNATURE	TITLE	DATE

/s/ Chu Chiu Kong	Chief Executive Officer	May 13, 2022
Chu Chiu Kong	(principal executive officer)

/s/ Fabio Kann	Chief Financial Officer	May 13, 2022
Fabio Kann	(principal financial and accounting officer)