Form 10-Q
period 2022-06-30
XPAC Acquisition Corp.
filed 2022-08-22
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 21,961,131 Class A ordinary shares at $0.0001 par value, 5,490,283 Class B ordinary shares at $0.0001 par value, issued and outstanding at August 22, 2022.

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (as restated)	3
	Condensed Statements of Operations for the three and six months ended June 30, 2022 (unaudited), the three months ended June 30,2021 (unaudited) and for the period from March 11, 2021 (inception) through June 30, 2021 (unaudited)	4
	Condensed Statements of Changes In Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022 (unaudited), the three months ended June 30,2021 (unaudited) and for the period from March 11, 2021 (inception) through June 30, 2021 (unaudited)	5
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and for the period from March 11, 2021 (inception) through June 30, 2021 (unaudited)	6
	Notes To Condensed Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
SIGNATURES		39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

XPAC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED, AS RESTATED)

	As of
	June 30,	December 31,
	2022	2021
	(Unaudited)	(As Restated)
Assets
Current assets
Cash	$270,257	$352,190
Prepaid expenses	430,000	411,502
Total current assets	700,257	763,692
Investments held in Trust Account	219,919,838	219,617,731
Prepaid expenses – non-current portion	33,354	233,479
Total assets	$220,653,449	$220,614,902

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$21,938	$132,916
Accrued expenses	3,176,781	914,809
Accrued offering costs	92,000	92,000
Total current liabilities	3,290,719	1,139,725
Promissory note payable – related party	300,000	84,412
Deferred underwriter’s commission fee	4,996,157	5,380,477
Deferred advisory fee – related party	2,690,239	2,305,919
Warrant liabilities	1,838,259	5,825,972
Total liabilities	13,115,374	14,736,505

Commitments and contingencies (Note 9)
Class A ordinary shares subject to possible redemption, 21,961,131 shares at redemption value of $10.01 and $10.00 as of June 30, 2022 and December 31, 2021, respectively	219,919,838	219,617,731

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 21,961,131 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,490,283 shares issued and outstanding	549	549
Accumulated deficit	(12,382,312)	(13,739,883)
Total shareholders’ deficit	(12,381,763)	(13,739,334)
Total liabilities and shareholders’ deficit	$220,653,449	$220,614,902

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period
				from March
				11, 2021
	For the three		For the six	(inception)
	months ended		months ended	through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation and operating costs	$1,385,461	$183	$2,641,003	$11,252
Loss from operations	(1,385,461)	(183)	(2,641,003)	(11,252)
Other income (expense)
Change in fair value of warrant liabilities	2,925,096	—	3,987,713	—
Gain on securities held in trust	287,683	—	302,107	—
Foreign exchange gain	40,864	—	10,861	—
Total other income	3,253,643	—	4,300,681	—
Net income (loss)	$1,868,182	$(183)	$1,659,678	$(11,252)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	21,961,131	—	21,961,131	—
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.07	$—	$0.06	$—
Basic and diluted weighted average shares outstanding, non- redeemable Class B ordinary shares	5,490,283	5,000,000	5,490,283	4,642,857
Basic and diluted net income (loss) per share, non- redeemable Class B ordinary shares	$0.07	$(0.00)	$0.06	$(0.00)

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (as restated)	—	$—	5,490,283	$549	$—	$(13,739,883)	$(13,739,334)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(14,424)	(14,424)
Net loss	—	—	—	—	—	(208,504)	(208,504)
Balance-March 31, 2022 (as restated)	—	—	5,490,283	549	—	(13,962,811)	(13,962,262)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(287,683)	(287,683)
Net income	—	—	—	—	—	1,868,182	1,868,182
Balance-June 30, 2022	—	$—	5,490,283	$549	$—	$(12,382,312)	$(12,381,763)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(11,069)	(11,069)
Balance-March 31, 2021	—	—	5,750,000	575	24,425	(11,069)	13,931
Net loss	—	—	—	—	—	(183)	(183)
Balance-June 30, 2021	—	$—	5,750,000	$575	$24,425	$(11,252)	$13,748

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
		from March
		11, 2021
	For the six	(inception)
	months ended	through
	June 30, 2022	June 30, 2021
Cash flow from operating activities:
Net income (loss)	$1,659,678	$(11,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on securities held in trust	(302,107)	—
Change in fair value of warrant liabilities	(3,987,713)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(18,498)	—
Prepaid expenses – non-current	200,125	—
Accounts payable	(110,978)	6,522
Accrued offering costs	—	(20,270)
Accrued expenses	2,261,972	—
Net cash used in operating activities	(297,521)	(25,000)

Cash flow from financing activities:
Proceeds from sale of Founder Shares	—	25,000
Proceeds from affiliate promissory note	215,588	—
Net cash provided by financing activities	215,588	25,000

Net change in cash	(81,933)	—
Cash at beginning of period	352,190	—
Cash at end of period	$270,257	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$384,895
Deferred offering costs included in promissory note – related party	$—	$84,412
Accretion of ordinary shares subject to possible redemption value	$302,107	$—

XPAC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION, AND BUSINESS BACKGROUND

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 29, 2021 (the “Effective Date”). On August 3, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 4. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 Private Warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant in a private placement to XPAC Sponsor, LLC (the “Sponsor”) generating proceeds of $6,000,000 from the sale of the Private Warrants, which is discussed in Note 5.

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

NOTE 1 — ORGANIZATION, AND BUSINESS BACKGROUND (Cont.)

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

NOTE 1 — ORGANIZATION, AND BUSINESS BACKGROUND (Cont.)

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive it right to its deferred underwriting commission (see Note 9) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Proposed Business Combination

On April 25, 2022, the Company entered into a Business Combination Agreement (the “ Business Combination Agreement”) with (i) SUPERBAC PubCo Holdings Inc, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“ PubCo”), (ii) BAC1 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“ Merger Sub 1”), (iii) BAC2 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“ Merger Sub 2”), and (iv) SuperBac Biotechnology Solutions S.A., a corporation incorporated under the laws of the Federative Republic of Brazil (“ SuperBac”), pursuant to which the Company agreed to combine with SuperBac in a series of transactions that would result in PubCo becoming a publicly traded company and listed on the Nasdaq Capital Market, with PubCo indirectly owning at least ninety-five percent (95%), but potentially less than one hundred percent (100%) of the equity interests in SuperBac (on a fully-diluted basis).

NOTE 1 — ORGANIZATION, AND BUSINESS BACKGROUND (Cont.)

As a result of the Business Combination, among other things: (i) each Class A ordinary share of an exempted company incorporated with limited liability in the Cayman Islands to be formed by SuperBac (“Newco”) issued and outstanding will automatically be cancelled and cease to exist in exchange for the right to receive such number or fraction of a newly issued Class A ordinary share of PubCo that is equal to the quotient obtained by dividing the Per Share Merger Equity Consideration Value (as defined in the Business Combination Agreement) by $10.00 (“Share Exchange Ratio”), without interest, subject to rounding, (ii) each Class B ordinary share of Newco issued and outstanding will automatically be cancelled and cease to exist in exchange for the right to receive such number or fraction of a newly issued Class B ordinary share of PubCo that is equal to the Share Exchange Ratio, without interest, subject to rounding, and (iii) each unvested option to purchase shares of SuperBac under the Company ESOPs (as defined in the Business Combination Agreement) shall automatically be vested and, together with each outstanding vested option to purchase shares of SuperBac under the Company ESOPs, all such vested options will be “net exercised” in full and the resultant number of shares of SuperBac will be converted into a number of Class A ordinary shares of PubCo determined in accordance with the quotient obtained by dividing the Per Option Conversion Value (as defined in the Business Combination Agreement) by $10.00.

The Per Share Merger Equity Consideration Value is defined in the Business Combination Agreement and is based on an amount in dollars equal to: (a) the Acquisition Closing Equity Value of $316,950,513.46 (minus the Company Reorganization Payments, the Sponsor Final Promote Amount, any Excess of Company Transaction Expenses and any Excess of Permitted Indebtedness, each as defined in the Business Combination Agreement, provided that such resulting dollar amount shall be as adjusted downwards by a factor equal to the proportion of the number of Remaining Minority Company Shares (as defined in the Business Combination Agreement) outstanding to the number of SuperBac shares outstanding); divided by (b) the number of outstanding Newco Shares (as defined in the Business Combination Agreement).

Upon closing of the transactions contemplated by the Business Combination Agreement with respect to the Acquisition Merger (“Acquisition Closing”), PubCo is expected to become publicly traded and listed on the Nasdaq Capital Market.

The Mergers and each of the other transactions contemplated by the Business Combination Agreement or any of the other Transaction Documents (as defined in the Business Combination Agreement) (the “Transactions”) have been unanimously approved by the Company’s board of directors, which has unanimously determined to recommend that the shareholders of the Company vote to approve the Business Combination Agreement and Transactions. The Mergers and the Transactions have also been approved by SuperBac’s board of directors and SuperBac’s shareholders, and SuperBac will convene and hold a further meeting of its shareholders to obtain shareholder approval of the the exercise of the SuperBac warrants, the conversion of the Class C preferred shares of SuperBac, and an increase in the number the SuperBac’s authorized issuable share capital.

Consummation of the Transactions is subject to customary conditions, including (i) approval by the Company’s and SuperBac’s shareholders (certain of which SuperBac shareholder approvals were obtained on May 12, 2022, with other approvals remaining outstanding), (ii) the absence of any law or governmental order which has the effect of making consummation of the Transactions illegal or which otherwise prevents or prohibits consummation of the Transactions, (ii) the effectiveness of the registration statement filed in connection with the proposed SuperBac Business Combination, (iii) PubCo’s initial listing application with Nasdaq in connection with the Transactions shall have been conditionally approved and Class A ordinary shares of PubCo to be issued in connection with the Transactions shall have been approved for listing on the Nasdaq Capital Market, subject to official notice of issuance, and (iv) material accuracy of representations and warranties, and material compliance with covenants, in the Business Combination Agreement.

In addition, the obligations of SuperBac to consummate the Transactions are subject, among others, to: (i) the condition that the Post-Redemption Trust Account Balance (as defined in the Business Combination Agreement), plus the PIPE Gross Proceeds (as defined in the Business Combination Agreement) (minus any unreimbursed Excess of Company Transaction Expenses (as defined in the Business Combination Agreement)), in each case, to be made available to PubCo at the Acquisition Closing, shall be at least $150,000,000, and (ii) at the Acquisition Closing, the Company having at least $5,000,001 in tangible net assets after giving effect to the XPAC Share Redemptions (as defined in the Business Combination Agreement).

NOTE 1 — ORGANIZATION, AND BUSINESS BACKGROUND (Cont.)

PubCo Ownership and Management Following the Business Combination

Upon completion of the Business Combination, (i) the current shareholders of SuperBac are expected to own approximately 46.6% of the outstanding share capital of PubCo (which includes approximately 20.3% to be held by Temasek (being Sommerville Investments B.V., Orjen Investments Pte. Ltd. and any of their respective affiliates)), (ii) the Company’s existing public shareholders are expected to own approximately 42.7% of the outstanding share capital of PubCo, and (iii) XPAC Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”) (which is wholly owned by XP Inc.), together with the current independent directors of XPAC, is expected to own approximately 10.7%% of the outstanding share capital of PubCo, assuming no redemptions from the Company’s existing public shareholders, assuming no equity or debt financings being entered in connection with the Business Combination and other assumptions.

In connection with the Business Combination, PubCo will adopt a dual-class share structure pursuant to which all shareholders of PubCo other than Luiz Augusto Chacon de Freitas, SuperBac’s founder and CEO (together with his controlled shareholding vehicles and permitted transferees, the “Founder”), will receive Class A ordinary shares entitled to one vote per share, and the Founder will receive Class B ordinary shares entitled to 10 votes per share. Assuming no redemptions from the Company’s existing public shareholders, upon completion of the Business Combination, the Founder is expected to hold at least a majority of the voting rights in PubCo.

Upon completion of the Business Combination, PubCo’s board of directors will consist of seven directors. The initial composition of PubCo’s board of directors will be (i) five individuals to be designated by the Founder (one such director being Luiz Augusto Chacon de Freitas Filho, and at least two such directors being independent directors and being appointed as members of PubCo audit committee), and (ii) two individuals to be designated by the Sponsor (one such director being an independent director and being appointed as a member of PubCo audit committee), in each case subject to such individuals not being Excluded Appointees (as defined in PubCo Articles). PubCo’s memorandum and articles of association that will be in effect upon the consumation of the Business Combination (the “PubCo Articles”) will provide that the number of directors on PubCo’s board of directors may be increased from seven to nine, if and as determined by the holders of a majority of the PubCo Class B ordinary shares, voting exclusively and as a separate class. The PubCo Articles also include rights for the Founder and the Sponsor to appoint specified numbers of directors if their ownership of PubCo shares is above certain specified thresholds. For so long as the Founder owns at least 25% of the voting power of PubCo’s outstanding share capital, the Founder will be entitled to nominate a majority of the designees to PubCo’s board of directors, as set out in the PubCo Articles.

The directors of PubCo will include Luiz Augusto Chacon de Freitas Filho (as Chairman of the board of directors) and other directors to be appointed in due course by the Founder and the Sponsor pursuant to the Business Combination Agreement. PubCo’s executive team upon Closing is expected to be comprised of Luiz Augusto Chacon de Freitas Filho as President and Chief Executive Officer; Mozart Fogaça Júnior as Vice President; Wilson Ernesto da Silva as Chief Financial Officer; and Giuliano Pauli as Operations Director.

Lock-up Joinder Agreement

As contemplated by the Business Combination Agreement, certain SuperBac shareholders entered into a lock-up agreement on April 25, 2022 (the “Lock-up Agreement”).

On May 26, 2022, one additional SuperBac shareholder holding approximately 0.4% of the outstanding share capital of SuperBac entered into a joinder agreement (the “Lock-up Joinder Agreement”) with the Company, by which such SuperBac shareholder agreed to be bound by the provisions of the Lock-Up Agreement and subject itself to a lock-up period of six months from Acquisition Closing.

NOTE 1 — ORGANIZATION, AND BUSINESS BACKGROUND (Cont.)

Investment Agreement Joinder

As contemplated by the Business Combination Agreement, SuperBac and certain SuperBac shareholders entered into an investment agreement on April 26, 2022 (the “Investment Agreement”), pursuant to which, among other things, (i) all such shareholders of SuperBac other than the Founder have agreed to, directly or indirectly, contribute their SuperBac shares into an Newco in exchange for newly issued Class A ordinary shares of Newco, and (ii) the Founder has agreed to, directly or indirectly, contribute his SuperBac shares into Newco in exchange for newly issued Class B ordinary shares of Newco, in each case, as and to the extent contemplated by the Investment Agreement

On May 26, 2022, one additional SuperBac shareholder holding approximately 0.4% of the outstanding share capital of SuperBac entered into a joinder agreement (the “Investment Agreement Joinder”) with SuperBac, and the Company, by which such SuperBac shareholder agreed to become a party, to be bound by, and to comply with the Investment Agreement as an Equity Holder in the same manner as if he was an original signatory to the Investment Agreement.

Going Concern Consideration

At June 30, 2022, the Company had $270,257 in cash and a working capital deficit of $2,590,462. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to meet the Company's financial needs between the current period and the Business Combination, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans (as defined below) (Note 6).These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

As originally disclosed in the Form 12b-25, Notification of Late Filing, filed with the SEC on August 16, 2022, the Company has reviewed the application of ASC 405, “Liabilities,” to certain costs (the “Business Combination Costs”) related to its Business Combination incurred in connection with, and in anticipation of, the execution of the Business Combination Agreement, as well as the Company’s progression of the Business Combination.

Pursuant to the Business Combination Agreement, certain of the Business Combination Costs paid or payable in the future by the Company are reimbursable to the Company by SUPERBAC PubCo Holdings Inc., or its affiliates, upon consummation of the Business Combination. However, until such potential reimbursement in the future if, and at such point in time when the Business Combination is consummated, all Business Combination Costs are required to be reflected as liabilities and expensed in the Company’s income statement. The Company determined upon its review that not all of its Business Combination Costs have been properly recognized as liabilities and reflected as expenses for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

Approximately $0.6 million in costs were not recognized in addition to a $0.5 million capital contribution from the Sponsor as of December 31, 2021 and an additional approximately $0.9 million in costs were not recognized as of March 31, 2022.  The resulting corrections increase accrued liabilities and decreases the net income. The following tables represent the impacts of the adjustments described above:

	As Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2021
Accrued expenses	$302,560	$612,249	$914,809
Total liabilities	$14,124,256	$612,249	$14,736,505
Accumulated deficit	$(13,127,634)	$(612,249)	$(13,739,883)
Total shareholders’ deficit	$(13,127,085)	$(612,249)	$(13,739,334)

Statement of Operations for the period from March 11, 2021 (inception) through December 31, 2021
Formation and operating costs	$877,977	$1,131,719	$2,009,696
Loss from operations	$(877,977)	$(1,131,719)	$(2,009,696)
Foreign exchange loss	$—	$(47)	$(47)
Total other income	$7,349,338	$(47)	$7,349,291
Net income	$6,471,361	$(1,131,766)	$5,339,595
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.40	$(0.07)	$0.33
Basic and diluted net income per share, Non-Redeemable Class A ordinary shares	$0.40	$(0.07)	$0.33

Statement of Changes in Shareholder’s Deficit for the period from March 11, 2021 (inception) through December 31, 2021
Net income	$6,471,361	$(1,131,766)	$5,339,595
Capital contribution – related party	$—	$477,485	$477,485
Accumulated Deficit	$(13,127,634)	$(612,249)	$(13,739,883)
Total Shareholders’ Deficit	$(13,127,085)	$(612,249)	$(13,739,334)

Statement of Cash Flows for the period from March 11, 2021 (inception) through December 31, 2021
Net income	$6,471,361	$(1,131,766)	$5,339,595
Capital contribution – related party	$—	$477,485	$477,485
Accrued expenses	$302,560	$612,249	$914,809

NOTE 2 — RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS (Cont.)

	As Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2022(1)
Accrued expenses	$505,654	$1,487,561	$1,993,215
Total liabilities	$13,360,983	$1,487,561	$14,848,544
Accumulated deficit	$(12,475,250)	$(1,487,561)	$(13,962,811)
Total shareholders’ deficit	$(12,474,701)	$(1,487,561)	$(13,962,262)

Statement of Operations for the Three Months ended March 31, 2022
Formation and operating costs	$410,233	$845,309	$1,255,542
Loss from operations	$(410,233)	$(845,309)	$(1,255,542)
Foreign exchange loss	$—	$(30,003)	$(30,003)
Total other income	$1,077,041	$(30,003)	$1,047,038
Net income (loss)	$666,808	$(875,312)	$(208,504)
Basic and diluted net income (loss) per share, Redeemable Class A ordinary shares	$0.02	$(0.03)	$(0.01)
Basic and diluted net income (loss) per share, Non-Redeemable Class A ordinary shares	$0.02	$(0.03)	$(0.01)

Statement of Changes in Shareholder’s Deficit for the Three Months ended March 31, 2022
Net income (loss)	$666,808	$(875,312)	$(208,504)
Accumulated Deficit(1)	$(12,475,250)	$(1,487,561)	$(13,962,811)
Total Shareholders’ Deficit(1)	$(12,474,701)	$(1,487,561)	$(13,962,262)

Statement of Cash Flows for the Three Months ended March 31, 2022
Net income (loss)	$666,808	$(875,312)	$(208,504)
Accrued expenses	$203,094	$875,312	$1,078,406

(1)	As described above, the impact of the correction to the balance sheet encompasses both the expenses incurred through December 31, 2021 as well as the incremental change for expenses incurred for the three months ended March 31, 2022.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company’s statements of operations include a presentation of net income (loss) per share for ordinary shares subject to possible redemption and applies the two-class method in calculating net income (loss) per share. Net income (loss) per ordinary share, basic and diluted, is calculated by dividing the pro-rata allocation of net income (loss) for each class, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Net income (loss) is allocated pro-rata between Class A redeemable and Class B non-redeemable shares based on their respective weighted average shares outstanding for the period.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the
	three months
	ended June 30,		For the three months ended
	2022		June 30, 2021
				Non-
	Redeemable		Redeemable	Redeemable
	Class A	Non-Redeemable	Class A	Class B
	Ordinary	Class B Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net loss per share
Numerator:
Allocation of net income (loss)	$1,494,546	$373,636	$—	$(183)

Denominator:
Weighted-average shares outstanding	21,961,131	5,490,283	—	5,000,000
Basic and diluted net income (loss) per share	$0.07	$0.07	$—	$(0.00)

	For the		For the period from
	six months		March 11, 2021
	ended June 30,		(inception) through
	2022		June 30, 2021
Non-
	Redeemable		Redeemable	Redeemable
	Class A	Non-Redeemable	Class A	Class B
	Ordinary	Class B Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net loss per share
Numerator:
Allocation of net income (loss)	$1,327,742	$331,936	$—	$(11,252)

Denominator:
Weighted-average shares outstanding	21,961,131	5,490,283	—	4,642,857
Basic and diluted net income (loss) per share	$0.06	$0.06	$—	$(0.00)

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $270,257 and $352,190 as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, $ 219,919,838 and $219,617,731, respectively, held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains or losses resulting from the change in fair value of these securities are included in gains (losses) on investments held in the Trust Account on the accompanying statement of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of June 30, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds from Initial Public Offering and over-allotment	$219,611,310
Less:
Issuance costs related to redeemable Class A ordinary shares	(11,010,457)
Fair value of Public Warrants at issuance	(8,606,567)
Plus:
Remeasurement of carrying value to redemption value	19,925,552
Class A ordinary shares	$219,919,838

As of December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds from Initial Public Offering and over-allotment	$219,611,310
Less:
Issuance costs related to redeemable Class A ordinary shares	(11,010,457)
Fair value of Public Warrants at issuance	(8,606,567)
Plus:
Remeasurement of carrying value to redemption value	19,623,446
Class A ordinary shares	$219,617,731

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on August 3, 2021, the Company sold 20,000,000 Units at a price of $10.00 per Unit. Each Unit consisted of one Class A ordinary share and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

Director Shares

On May 12, 2021, the Sponsor transferred 90,000 Founder Shares in the aggregate to independent directors (“Director Shares”) at a price of $0.004 per share for gross proceeds of $390. The fair value of the Director Shares was $8.01 per share or $720,459 in total as of May 12, 2021, which was calculated using a valuation model that takes into account various assumptions such as the probability of successfully completing the Business Combination among other factors. The excess fair value over the purchase price of $720,068 is deemed to be a benefit to the Company under SAB Topic 5A. As the assignment agreement underlying the Director Shares contains a performance obligation contingent upon consummation of the Business Combination, the expense was not recognized until such time as the Business Combination is considered probable. A liquidity event such as a change in control or Business Combination is not considered probable under ASC Topic 718, “Compensation – Stock Compensation,” and as such this will not be recorded until consummation of the Company’s Business Combination.

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of December 31, 2021, the Company had $84,412 outstanding under the Promissory Note. On February 7, 2022, the Sponsor funded an additional $215,588 to the Company, resulting in $300,000 outstanding as of June 30, 2022.

NOTE 6 — RELATED PARTY TRANSACTIONS (Cont.)

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement entered into with the Sponsor on July 29, 2021, the Sponsor may charge the Company a $10,000 per month fee for office space, administrative and support services. As of June 30, 2022, the Sponsor has not charged, and does not intend to charge in the future, any amount in relation to the provision of these services. As a result, the Company has not incurred or accrued for any expense related to this agreement.

Advisory Services

The Company engaged XP Investimentos Corretora de Câmbio, Títulos e Valores Mobiliários S.A. (“XP Investimentos”), an indirect, wholly-owned subsidiary of XP, Inc. and an affiliate of the Sponsor, to provide financial consulting services, consisting of a review of deal structure and terms and related advice in connection with the Initial Public Offering, for which it received a fee of $1,725,443 of the cash underwriting paid to the Underwriter. See Note 9 below for further discussion of the Underwriting Agreement.

Additionally, XP Investimentos will be entitled to $2,690,239 upon the consummation of the Business Combination. This amount is included in “Deferred advisory fee – related party” as of June 30, 2022 and December 31, 2021.

Capital Contribution — Related Party

The Company’s Sponsor engaged a third party consulting company on behalf of the Company. The payment of such fees was deemed to be a benefit to the Company under SAB Topic 5A and was recorded to accumulated deficit and formation and operating expenses.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 21,961,131 Class A ordinary shares issued and no shares outstanding, excluding 21,961,131 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,490,283 Class B ordinary shares issued and outstanding. The shares collectively represent 20% of the Company’s issued and outstanding ordinary shares. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

NOTE 7 — SHAREHOLDERS’ DEFICIT (Cont.)

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

Refer to Note 4 and Note 10 for discussion of the Initial Public Offering that occurred on August 3, 2021.

NOTE 8 — WARRANT LIABILITIES

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

NOTE 8 — WARRANT LIABILITIES (Cont.)

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

NOTE 8 — WARRANT LIABILITIES (Cont.)

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

As of June 30, 2022 and December 31, 2021, there were 7,320,377 Public Warrants and 4,261,485 Private Warrants outstanding. The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because an event that is not within the entity’s control could require net cash settlement the warrants do not meet the criteria for equity classification and as a result each warrant must be recorded as a derivative liability.

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. These liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

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

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,392,226 in the aggregate upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriter will be entitled to a deferred fee of $0.35 per Unit, or $7,686,396 in the aggregate. Of this amount, $2,690,239 will be paid to XP Investimentos as an advisory fee (see Note 6). Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriter only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriter in the event that the Company does not complete a Business Combination.

NOTE 10 — RECURRING FAIR VALUE MEASUREMENTS

As of June 30, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $1,838,259 and $5,825,972, respectively.

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

The following tables present fair value information as of June 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$219,919,838	$—	$—
Liabilities:
Public Warrants	$1,171,260	$—	$—
Private Warrants	$—	$—	$667,000

	As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$219,617,731	$—	$—
Liabilities:
Public Warrants	$3,665,972	$—	$—
Private Warrants	$—	$—	$2,160,000

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

Transfers between Levels are recorded at the end of each reporting period. For the period ended June 30, 2022, there were no transfers between levels.

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

As of June 30, 2022, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.

NOTE 10 — RECURRING FAIR VALUE MEASUREMENTS (Cont.)

The following table presents a summary of the changes in the fair value of the Warrants liabilities classified as Level 3, measured on a recurring basis.

	Private Warrant	Public Warrant
	Liabilities	Liabilities
Fair value as of August 3, 2021 and August 19, 2021 (initial measurement)	$5,081,820	$8,606,567
Transfer out of Level 3	—	(8,606,567)
Change in fair value of warrant liabilities	(2,921,820)	—
Fair value as of December 31, 2021	$2,160,000	$—
Change in fair value of warrant liabilities	(398,000)	—
Fair value as of March 31, 2022	$1,762,000	$—
Change in fair value of warrant liabilities	(1,095,000)	—
Fair value of as of June 30, 2022	$667,000	$—

The key inputs into the Monte Carlo formula model were as follows for June 30, 2022, December 31, 2021 and August 3, 2021:

	Private Warrant Liabilities
	June 30, 2022		December 31, 2021		August 3, 2021
Share price	$9.76		$9.69		$9.61
Exercise price	$11.50		$11.50		$11.50
Risk-free rate	2.99%		1.31%		0.81%
Expected term of warrants	5.32	years	5.60	years	6.0	years
Volatility	2.42%		10.56%		19.36%

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events, other than those described below, as of the date that the financial statements were issued.

On July 11, 2022, PubCo filed a Registration Statement on Form F-4 (File No. 333-266094) with the SEC in connection with our proposed business combination with SuperBac (the “SuperBac Business Combination”), which includes a preliminary proxy statement with respect to our extraordinary general meeting of shareholders to approve the proposed SuperBac Business Combination, among other matters and a preliminary prospectus of PubCo with respect to the securities to be issued in the proposed SuperBac Business Combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC, including those set forth in our preliminary prospectus/proxy statement included in the Registration Statement on Form F-4 (File No. 333-266094) that PubCo filed with the SEC on July 11, 2022 relating to the proposed SuperBac Business Combination.

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

Pursuant to the transactions contemplated by the Business Combination Agreement, upon completion of the Mergers, SuperBac will become an indirect subsidiary of PubCo, with PubCo indirectly owning at least ninety-five percent (95%) but potentially less than one hundred percent (100%) of the equity interests in SuperBac.

In connection with the proposed SuperBac Business Combination, on April 25, 2022, SuperBac, the Company, the Company’s directors and officers, PubCo and the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to, and to cause proprietary investment vehicles (i.e. holding investments in a ‘principal’ or ‘own account’ capacity) of the Sponsor or its affiliates (if any) (to the extent permitted by applicable law) to, and the independent directors of the Company agreed to, among other things, (a) vote in favor of (i) the Mergers and each of the other transactions contemplated by the Business Combination Agreement or any of the other Transaction Documents (as defined in the Business Combination Agreement) (the “Transactions”), and (ii) the other Transaction Proposals (as defined in the Business Combination Agreement), (b) waive the anti-dilution rights in respect of XPAC Securities (as defined in the Business Combination Agreement) under Article 17.3 of the Company’s articles of association, (c) appear at the Company’s shareholders’ meeting for purposes of constituting a quorum, (d) vote against any proposals that would impede the Transactions or any other Transaction Proposal, (e) not redeem any XPAC Securities held by it, (f) not transfer any XPAC Securities held by the Sponsor or such affiliates prior to the Acquisition Merger, (g) release the Company, SuperBac and the Acquisition Entities (as defined in the Business Combination Agreement) from all claims in respect of or relating to the period prior to closing of the Acquisition Merger, subject to the provisions and exceptions set forth therein, and (h) a lock-up of its PubCo ordinary shares and PubCo warrants that are held as of closing of the Acquisition Merger, during the periods of one year and 30 days, respectively, commencing as of the closing of the Acquisition Merger, subject to certain exceptions.

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

Moreover, on April 25, 2022, certain SuperBac shareholders entered into a lock-up agreement (the “Lock-up Agreement”), pursuant to which, subject to certain exceptions, and following the closing of the Acquisition Merger: (i) Luiz Chacon, SuperBac’s founder and CEO (together with his controlled shareholding vehicles and permitted transferees, the “Founder”) has agreed to a two-year lock-up period (other than the sale of up to R$70.0 million of ordinary shares of PubCo), and (ii) substantially all of the other SuperBac shareholders have agreed a six-month lock-up period. In addition, the PubCo Class A ordinary shares issued in connection with the “net exercise” of certain existing SuperBac stock options shall be subject to a three-year lock-up period and subject to forfeiture upon terms substantially equivalent to the vesting and forfeiture provisions that were applicable to the SuperBac stock options. On May 26, 2022, one additional SuperBac shareholder holding approximately 0.4% of the outstanding share capital of SuperBac entered into a joinder agreement (the “Lock-up Joinder Agreement”) with the Company, by which such SuperBac shareholder agreed to be bound by the provisions of the Lock-Up Agreement and subject itself to a lock-up period of six months from closing of the Business Combination.

In addition, as contemplated by the Business Combination Agreement, on April 26, 2022, SuperBac and certain SuperBac shareholders entered into an investment agreement (the “Investment Agreement”), pursuant to which, among other things, (i) all shareholders of SuperBac other than the Founder have agreed to, directly or indirectly, contribute their SuperBac shares into Newco in exchange for newly issued Class A ordinary shares of Newco, and (ii) the Founder has agreed to, directly or indirectly, contribute his SuperBac shares into Newco in exchange for newly issued Class B ordinary shares of Newco, in each case, as and to the extent contemplated by the Investment Agreement. On May 26, 2022, one additional SuperBac shareholder holding approximately 0.4% of the outstanding share capital of SuperBac entered into a joinder agreement (the “Investment Agreement Joinder”) with SuperBac and the Company, by which such SuperBac shareholder agreed to become a party, to be bound by, and to comply with the Investment Agreement in the same manner as if he was an original signatory to the Investment Agreement.

Consummation of the Transactions is subject to customary conditions, including (i) approval by the Company’s and SuperBac’s shareholders (certain of which SuperBac shareholder approvals were obtained on May 12, 2022, with other approvals remaining outstanding), (ii) the absence of any law or governmental order which has the effect of making consummation of the Transactions illegal or which otherwise prevents or prohibits consummation of the Transactions, (ii) the effectiveness of the registration statement filed in connection with the proposed SuperBac Business Combination, (iii) PubCo’s initial listing application with Nasdaq in connection with the Transactions shall have been conditionally approved and Class A ordinary shares of PubCo to be issued in connection with the Transactions shall have been approved for listing on the Nasdaq Capital Market, subject to official notice of issuance, and (iv) material accuracy of representations and warranties, and material compliance with covenants, in the Business Combination Agreement.

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

On July 11, 2022, PubCo filed a Registration Statement on Form F-4 (File No. 333-266094) with the SEC in connection with the proposed SuperBac Business Combination, which includes a preliminary proxy statement with respect to our extraordinary general meeting of shareholders to approve the proposed SuperBac Business Combination, among other matters and a preliminary prospectus of PubCo with respect to the securities to be issued in the proposed SuperBac Business Combination.

SuperBac is a pioneering biotechnology company in the Brazilian market with an established platform to promote the substitution of harmful synthetic chemicals for more sustainable, biologically-based alternatives. With over two decades of experience in the research, development, manufacture, and distribution of biologically-based blends of naturally-occurring, non-GMO microorganisms for use in a wide variety of agricultural, industrial and household applications, SuperBac’s unique, proprietary and multi-disciplinary biotech development platform is capable of identifying, isolating and testing the properties of various strains of bacteria for commercial and domestic applications, which it then uses to create new solutions that can be manufactured at an industrial scale. SuperBac believes that it is well-positioned for further expansion as a national leader in crop nutrition and poised for diversification into crop protection and other industry sectors.

For more information about the Business Combination Agreement and the proposed SuperBac Business Combination, see our Current Reports on Form 8-K filed with the SEC on April 25, 2022 and June 2, 2022, and the preliminary prospectus/proxy statement included in the Registration Statement on Form F-4 (File No. 333-266094) that PubCo filed with the SEC on July 11, 2022, relating to the proposed SuperBac Business Combination. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed SuperBac Business Combination and does not contain the risks associated with the proposed SuperBac Business Combination. Such risks and effects relating to the proposed SuperBac Business Combination were included in the preliminary prospectus/proxy statement included in the Registration Statement on Form F-4 (File No. 333-266094) that PubCo filed with the SEC on July 11, 2022 relating to the proposed SuperBac Business Combination.

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

For the three months ended June 30, 2022, we had a net income of $1,868,182, which consisted of a $2,925,096 gain on the fair value of warrant liabilities and a $287,683 gain on investments held in the Trust Account, and a $40,864 foreign exchange gain offset by $1,385,461 in operating, general and administrative expenses. For the six months ended June 30, 2022, we had a net income of $1,659,678, which consisted of a $3,987,713 gain on the fair value of warrant liabilities, a $302,107 gain on investments held in the Trust Account and a $10,861 foreign exchange gain, offset by $2,641,003 in operating, general and administrative expenses.

For the three months ended June 30, 2021, we had a net loss of $183 which consisted entirely of operating, general and administrative expenses. For the period from March 11, 2021 (inception) through June 30, 2021, we had a net loss of $11,252, which consisted entirely of operating, general and administrative expenses.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, we had cash outside the Trust Account of $270,257, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to our initial Business Combination.

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

Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through the payment by our initial shareholders of $25,000 to cover certain of our offering costs in consideration for the issuance of Founder Shares to our initial shareholders and up to $300,000 in loans available from our Sponsor. On December 27, 2021, the promissory note was amended to be payable upon consummation of the Business Combination. As of June 30, 2022, we had $300,000 outstanding under the promissory note. Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of our Initial Public Offering and our private placement held outside of the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of June 30, 2022, there was no amount outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of June 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of June 30, 2022, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements. We describe our significant accounting policies in Note 3 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15 and 15d-15 under the Exchange Act. Due to the material weaknesses in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Our internal control over financial reporting did not result in the proper classification of the Class A redeemable ordinary shares within our previously issued August 3, 2021 Balance Sheet and the August 3, 2021 Pro Forma Balance Sheet. In those balance sheets, we determined that the Class A ordinary shares subject to possible redemption to be equal to the redemption value of the Public Shares, while also taking into consideration that the redemption cannot result in net tangible assets being less than $5,000,001, which represented a material weakness.

After discussion and evaluation, we have concluded that while provisions in our amended and restated memorandum and articles of association may result in the Company being unable to redeem all of the Public Shares in certain situations, the Public Shares still contain redemption provisions which are outside of our control and therefore should be classified outside of permanent equity. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to the full redemption value of the Public Shares.

Furthermore, our internal control over financial reporting did not result in the proper recognition of certain costs (the “Business Combination Costs”) related to our Business Combination incurred in connection with, and in anticipation of, the execution of the Business Combination Agreement, as well as our  progression of the Business Combination, which represented a material weakness.  Pursuant to the Business Combination Agreement, certain of the Business Combination Costs paid or payable in the future by us are reimbursable to us by SUPERBAC PubCo Holdings Inc., or its affiliates, upon consummation of the Business Combination. However, until such potential reimbursement in the future if, and at such point in time when the Business Combination is consummated, all Business Combination Costs are required to be reflected as liabilities on our balance sheet and expensed in our income statement. We determined upon our review that not all of our Business Combination Costs have been properly recognized as liabilities and reflected as expenses for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

As a result of the material weakness in our internal control over financial reporting described above, our management and the audit committee of the board of directors of the Company concluded that the Company’s previously issued (i) audited financial statements as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021, included in its Annual Report on Form 10-K as filed with the SEC on March 30, 2022; and (ii) unaudited condensed financial statements as of and for the three months ended March 31, 2022, included in its Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022, should no longer be relied upon and, in each case, should be restated to recognize the Business Combination Costs as liabilities and, correspondingly, as income statement expenses for the relevant periods based on when such costs became probable and estimable irrespective of whether such Business Combination Costs may be reimbursable in the future. See Note 2 - Restatement of Previously Filed Financial Statements to our financial statements included elsewhere herein. The Company plans to amend (i) its Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2022, and (ii) its Annual Report on Form 10-K for the audited financial statements as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021, in each case pursuant to amendments to be filed with the SEC in due course.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements as well as the application of those that apply to nuances in blank check companies in the process of a Business Combination such as ours. Our remediation plan at this time includes providing enhanced access to accounting literature, research materials and documents, industry best practices and increased communication among our personnel and third-party accounting professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our 10-K filed with the SEC on March 30, 2022 and Form 10-Q filed with the SEC on May 13, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of Quarterly Report, there have been no material changes to the risk factors disclosed in our 10-K filed with the SEC on March 30, 2022 and Form 10-Q filed with the SEC on May 13, 2022. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For risk factors related to the proposed SuperBac Business Combination, see the “Risk Factors” section of the preliminary prospectus/proxy statement included in the Registration Statement on Form F-4 (File No. 333-266094) that PubCo filed with the SEC on July 11, 2022 relating to the proposed SuperBac Business Combination.

We identified material weaknesses in our internal controls over financial reporting. These material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements as of June 30, 2022, our management identified errors related to liability accruals made in our previously issued (i) audited financial statements as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021 and (ii) unaudited condensed financial statements as of and for the three months ended March 31, 2022 (collectively, the “Affected Financial Statements”). These errors related to our failure to previously recognize certain historical Business Combination Costs as liabilities on our balance sheet and, correspondingly, as expenses on our income statement for the affected periods on the basis that such Business Combination Costs are potentially reimbursable in the future upon the consummation of our pending business combination.

As a results of these errors, our management and audit committee determined that the Affected Financial Statements should be restated to recognize the Business Combination Costs as liabilities and, correspondingly, as income statement expenses for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future. In connection with this restatement, our management concluded that there was a material weakness in our internal control over financial reporting related to liability accruals and that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 as a result of such material weakness.

In addition, as previously disclosed in our historic periodic reports starting with our Quarterly Report on Form 10-Q for the period from March 11, 2021 (inception) through September 30, 2021, our management previously identified errors made in our originally filed August 3, 2021 balance sheet and pro forma balance sheet related to the improper classification of a portion of our public shares as permanent equity to maintain shareholders’ equity greater than $5,000,000. Such error caused our management to conclude that there was a material weakness in our internal control over financial reporting related to equity and redeemable equity classification and that our disclosure controls were not effective for the impacted periods, including as of June 30, 2022.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. While we expect to take steps to remediate our material weaknesses there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)†	Business Combination Agreement, dated as of April 25, 2022, by and among PubCo, the Company, Merger Sub 1, Merger Sub 2, and SuperBac.
3.1(2)	Amended and Restated Memorandum and Articles of Association of the Company.
10.1(1)	Sponsor Support Agreement, dated as of April 25, 2022, by and among SuperBac, the Company, PubCo and the Sponsor.
10.2(1)†	Voting and Support Agreement dated as of April 25, 2022, by and among SuperBac, PubCo, the Company and certain SuperBac shareholders.
10.3(1)	Lock-up Agreement dated as of April 25, 2022, by and among certain SuperBac shareholders.
10.4(3)†	Investment Agreement dated as of April 26, 2022, by and among SuperBac and certain SuperBac shareholders.
10.5(1)	Form of Registration Rights Agreement.
10.6(1)	Form of Assignment, Assumption and Amendment Agreement.
10.7(1)	Form of PIPE Subscription Agreement.
10.8(4)	Form of Lock-up Joinder Agreement.
10.9(4)	Form of Investment Agreement Joinder.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(5)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(5)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

† The schedules and exhibits to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K.

XPAC Acquisition Corp. agrees to furnish supplementally a copy of such schedules and exhibits to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Form 8-K filed on April 25, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K filed on August 3, 2021.
(3)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2022.
(4)	Incorporated by reference to the Company’s Form 8-K filed on June 2, 2022.
(5)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPAC ACQUISITION CORP.

SIGNATURE	TITLE	DATE

/s/ Chu Chiu Kong	Chief Executive Officer	August 22, 2022
Chu Chiu Kong	(principal executive officer)

/s/ Fabio Kann	Chief Financial Officer	August 22, 2022
Fabio Kann	(principal financial and accounting officer)