Form 10-K/A
period 2021-12-31
XPAC Acquisition Corp.
filed 2022-09-09
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

References in this Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) to “we,” “us,” “our” or the “Company” are to XPAC Acquisition Corp.

This Amendment amends the Annual Report on Form 10-K of the Company as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “Original Filing”) and restates our audited financial statements as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021 included in the Original Filing.

In connection with the preparation of our financial statements as of June 30, 2022, our management identified errors related to accounting for liabilities due to our failure to previously recognize certain historical Business Combination Costs (as defined below) as liabilities on our balance sheet and, correspondingly, as expenses on our income statement for the affected periods on the basis that such Business Combination Costs are potentially reimbursable in the future upon the consummation of our pending business combination.

The Company is a blank check company, formed for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”). On April 25, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) SuperBac PubCo Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“PubCo”), (ii) BAC1 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iii) BAC2 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 2”), and (iv) SuperBac Biotechnology Solutions S.A., a corporation incorporated under the laws of the Federative Republic of Brazil (“SuperBac”). If the transactions contemplated in the Business Combination Agreement are consummated, they will be the Company’s initial business combination.

Pursuant to the Business Combination Agreement, certain costs related to the business combination incurred in connection with, and in anticipation of, the execution of the Business Combination Agreement, as well as the Company’s progression of the business combination (collectively, the “Business Combination Costs”) paid or payable in the future by the Company are either reimbursable to the Company or payable on the Company’s behalf by PubCo, or its affiliates, upon consummation of the business combination. However, until such potential reimbursement or payment in the future if, and at such point in time when the business combination is consummated, all Business Combination Costs are required to be reflected on the Company’s balance sheet and expensed in the Company’s income statement. In application of such accounting principle, the Company re-evaluated its recognition of historical Business Combination Costs and determined that certain Business Combination Costs were not properly recognized and reflected for certain historical periods on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

On August 22, 2022, the Company’s management and the audit committee of the board of directors of the Company concluded that the Company’s previously issued (i) audited financial statements as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021, included in the Original Filing; and (ii) unaudited condensed financial statements as of and for the three months ended March 31, 2022, included in its Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 (together, the “Affected Financial Statements”), should no longer be relied upon and, in each case, should be restated to recognize the Business Combination Costs as liabilities and, correspondingly, as income statement expenses for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

None of the above changes have any impact on the Company’s cash position or investments held in the trust account established in connection with the Company’s initial public offering.

The Company’s management has concluded that in light of the non-recognition of the Business Combination Costs as described above, a material weakness related to accounting for liabilities exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures are not effective as a result of material weaknesses. The Company’s remediation plan with respect to such material weaknesses is described in more detail in Item 9A of this Amendment.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 to the financial statements included in this Amendment.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the above-mentioned revisions:

●	Part I - Item 1A. Risk Factors;
●	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
●	Part II - Item 8. Financial Statements and Supplementary Data;
●	Part II - Item 9A. Controls and Procedures; and
●	Part IV - Item 15. Exhibit and Financial Statement Schedules.

In addition, in accordance with applicable SEC rules, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment.

This Amendment does not reflect adjustments for events occurring after March 30, 2022, the date of the filing with the SEC of the Original Filing, except to the extent they are otherwise required to be included and discussed herein, and does not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings with the SEC after the date hereof.

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

Our initial shareholders hold 5,490,283 Founder Shares as of the date of this Annual Report, including 5,400,283 held by our Sponsor. On May 12, 2021, our Sponsor transferred 90,000 Founder Shares in aggregate to our independent directors at a price of $0.004 per share for gross proceeds of approximately $390. The Founder Shares will be worthless if we do not complete an initial Business Combination. However, our Sponsor and members of our board of directors acquired Founder Shares for approximately $0.004 per founder share, and we offered Units at a price of $10.00 per unit in the Initial Public Offering; and as a result, our Sponsor and members of our board of directors could make a substantial profit after the initial Business Combination even if public investors experience substantial losses. Accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

We identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management team also evaluated the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements as of June 30, 2022, our management identified errors related to accounting for liabilities made in our previously issued (i) audited financial statements as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021 and (ii) unaudited condensed financial statements as of and for the three months ended March 31, 2022. These errors related to our failure to previously recognize certain historical Business Combination Costs as liabilities on our balance sheet and, correspondingly, as expenses on our income statement for the affected periods on the basis that such Business Combination Costs are potentially reimbursable in the future upon the consummation of our pending business combination.

As a result of these errors, our management and audit committee determined that the Affected Financial Statements should be restated to recognize the Business Combination Costs as liabilities and, correspondingly, as income statement expenses for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future. In connection with this restatement, our management concluded that there was a material weakness in our internal control over financial reporting related to accounting for liabilities and that the Company’s disclosure controls and procedures were not effective for the impacted periods, including as of December 31, 2021 as a result of such material weakness.

In addition, as previously disclosed in our historic periodic reports starting with our Quarterly Report on Form 10-Q for the period from March 11, 2021 (inception) through September 30, 2021, our management previously identified errors made in our originally filed August 3, 2021 balance sheet and pro forma balance sheet related to the improper classification of a portion of our public shares as permanent equity to maintain shareholders' equity greater than $5,000,000. Such error caused our management to conclude that there was a material weakness in our internal control over financial reporting related to equity and redeemable equity classification and that our disclosure controls were not effective for the impacted periods, including as of December 31, 2021. For more information, see “Item 9.A. Controls and Procedures”.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken and expect to take further steps to remediate the material weaknesses. However, these remediation measures may be time consuming and costly, and there is no assurance that any remediation efforts will ultimately have the intended effects.

If we are unable to remediate the material weaknesses in a timely manner or at all, or if we identify additional material weaknesses in the future, (i) any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures, (ii) we may be unable to provide required financial information in a timely and reliable manner, and (iii) we may incorrectly report our financial information. In such case, if our financial statements are not filed on a timely basis, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. If any of these events were to occur, it could have a material adverse effect on our business. In addition, the existence of material weaknesses or a significant deficiency in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities.

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of its financial statements.

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

As of December 31, 2021, we had $352,190 in cash, a working capital deficit  of $376,033 and deferred offering costs of $7,686,396, comprised of $5,380,477 in deferred underwriting fees and $2,305,919 in deferred advisory fee - related party. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Restatement

We have re-evaluated our application of ASC 405, "Liabilities," for the Business Combination Costs related to the proposed business combination with SuperBac announced on April 25, 2022. Pursuant to the Business Combination Agreement, certain of the Business Combination Costs paid or payable in the future by us are either reimbursable to us or payable on our behalf by PubCo, or its affiliates, upon consummation of such business combination. However, until such potential reimbursement or payment in the future, if, and at such point in time when the business combination is consummated, all Business Combination Costs are required to be reflected on our balance sheet and expensed in our income statement. We determined upon our review that not all of our Business Combination Costs have been properly recognized and reflected for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

Approximately $0.6 million in costs were not recognized, in addition to a $0.5 million capital contribution from the Sponsor as of December 31, 2021. The resulting correction increased accrued liabilities by $0.6 million, increased shareholders' deficit by $0.5 million and decreased the net income by $1.1 million.

See the Explanatory Note and Note 2 to financial statements in this Annual Report for additional information related to the restatement.

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

For the period from March 11, 2021 (inception) through December 31, 2021, we had a net income of $5,339,595, which consisted of a $7,862,415 gain on the fair value of warrant liabilities and a $6,421 gain on investments held in the Trust Account, offset by $2,009,696 in operating, general and administrative expenses, $519,498 in offering expenses allocated to warrant issuance incurred and a $47 foreign exchange loss.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal control over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15 and 15d-15 under the Exchange Act. Due to the material weaknesses in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.  As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Furthermore, our internal control over financial reporting did not result in the proper recognition of certain Business Combination Costs, which represented a material weakness.  Pursuant to the Business Combination Agreement, certain of the Business Combination Costs paid or payable in the future by us are either reimbursable to us or payable on our behalf by PubCo, or its affiliates, upon consummation of the business combination. However, until such potential reimbursement or payment in the future if, and at such point in time when the Business Combination is consummated, all Business Combination Costs are required to be reflected on our balance sheet and expensed in our income statement. We determined upon our review that not all of our Business Combination Costs have been properly recognized and reflected for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

As a result of the material weakness in our internal control over financial reporting described in the paragraph above, our management and the audit committee of the board of directors of the Company concluded that the Company’s previously issued (i) audited financial statements as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021, included in its Annual Report on Form 10-K as filed with the SEC on March 30, 2022; and (ii) unaudited condensed financial statements as of and for the three months ended March 31, 2022, included in its Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022, should no longer be relied upon and, in each case, should be restated to recognize the Business Combination Costs as liabilities and, correspondingly, as income statement expenses for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future. See Note 2 - Restatement of Previously Filed Financial Statements to our financial statements included elsewhere herein.

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

	Class A Ordinary Shares		Class B Ordinary Shares(1)
		Approximate		Approximate
		Percentage of Class		Percentage of Class
		Issued and		Issued and
	Beneficially	Outstanding Ordinary	Beneficially	Outstanding Ordinary
	Owned	Shares	Owned	Shares
Name and Address of Beneficial Owner (2)
XPAC Sponsor LLC (our Sponsor) (3)	—	—	5,400,283	98.4%
XP Inc. (4)	2,109,257	9.6%	5,400,283	98.4%
TRUXT Investimentos Ltda. (5)	1,950,000	8.9%	—	—
Fourth Sail Capital LP (6)	1,500,000	6.8%	—	—
Chu Kong	—	—	—	—
Guilherme Teixeira	—	—	—	—
Fabio Kann	—	—	—	—
Marcos Peixoto	—	—	—	—
Denis Pedreira	—	—	30,000	*
Ana Cabral-Gardner	—	—	30,000	*
Camilo Tedde	—	—	30,000	*
All directors, officers and director nominees as a group (7 individuals)	—	—	90,000	1.6%
*	Less than one percent.

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

(4) Includes (i) 5,400,283 Class B ordinary shares held by XPAC Sponsor LLC that are convertible for Class A ordinary shares; (ii) 1,222,500 Class A ordinary shares held by Trend XPAC Fundo de Acoes Investimento no Exterior, which is a fund managed by an affiliate of XP Inc.; (iii) 847,709 Class A ordinary shares held by Brazil International Fund SPC — LB International Fund CS, which is a fund managed by an affiliate of XP Inc.; (iv) 37,247 Class A ordinary shares held by XP Long Term FIM IE, which is a fund managed by an affiliate of XP Inc.; and (v) 1,801 Class A ordinary shares held by XP Long Term Equity Institucional Master FIA, which is a fund managed by an affiliate of XP Inc.

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

Restatement of the 2021 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021, have been restated.

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

San Francisco, California

March 29, 2022, except for the restatement disclosed in Note 2 and Note 6, as which the date is September 8, 2022

XPAC ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

(AS RESTATED)

Assets
Current Assets
Cash	$352,190
Prepaid expenses	411,502
Total Current Assets	763,692
Investments held in Trust Account	219,617,731
Prepaid expenses- non-current portion	233,479
Total Noncurrent Assets	219,851,210
Total Assets	$220,614,902

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$132,916
Accrued expenses	914,809
Accrued offering costs	92,000
Total Current Liabilities	1,139,725
Promissory note payable - related party	84,412
Deferred underwriter's commission fee	5,380,477
Deferred advisory fee - related party	2,305,919
Warrant liabilities	5,825,972
Total Liabilities	$14,736,505

Commitments and Contingencies (Note 9)
Class A ordinary shares subject to possible redemption, 21,961,131 shares at redemption value of $10.00	219,617,731
Shareholders' Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,961,131 shares of Class A ordinary shares subject to redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,490,283 shares issued and outstanding	549
Accumulated deficit	(13,739,883)
Total Shareholders' Deficit	(13,739,334)
Total Liabilities and Shareholders' Deficit	$220,614,902

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

(AS RESTATED)

Formation and operating costs	$2,009,696
Loss from operations	(2,009,696)
Other income (expense)
Offering expenses related to warrant issuance	(519,498)
Change in fair value of warrant liabilities	7,862,415
Gain on securities held in trust	6,421
Foreign exchange loss	(47)
Total other income	7,349,291
Net income	$5,339,595
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	11,097,142
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.33
Basic and diluted weighted average shares outstanding, Non- Redeemable Class B ordinary shares	5,088,474
Basic and diluted net income per share, Non- Redeemable Class B ordinary shares	$0.33

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

(AS RESTATED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 11, 2021 (inception)	—	—	—	—	—	—	—
Issuance of founder shares	—	—	5,750,000	$575	$24,425	$—	$25,000
Forfeiture of founder shares		—	(259,717)	(26)	26	—	—
Accretion of Class A ordinary shares to initial redemption amount	—	—	—	—	(24,451)	(19,592,574)	(19,617,025)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,421)	(6,421)
Capital contribution - related party	—	—	—	—	—	519,517	519,517
Net income	—	—	—	—	—	5,339,595	5,339,595
Balance-December 31, 2021 (as restated)	—	$—	5,490,283	$549	$—	$(13,739,883)	$(13,739,334)

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

(AS RESTATED)

Cash flows from operating activities:
Net income	5,339,595
Adjustments to reconcile cash used in operating activities:
Change in warrant liabilities	(7,862,415)
Offering costs allocated to warrants	519,498
Gain on securities held in trust	(6,421)
Business combination expense paid by Sponsor	519,517
Changes in operating assets and liabilities:
Prepaid expenses	(644,981)
Accounts payable	132,916
Accrued expenses	914,809
Net cash used in operating activities	(1,087,482)
Cash Flows from Investing Activities:
Investments Held in Trust Account	(219,611,310)
Net cash used in investing activities	(219,611,310)
Cash Flows from Financing Activities:
Proceeds from sale of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount	215,219,083
Proceeds from sale of Private Warrants	6,392,228
Due to related party	84,412
Payment of offering costs	(669,741)
Net cash provided by financing activities	221,050,982

Net change in cash	352,190
Cash at beginning of period	—
Cash at end of period	$352,190

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$(219,611,310)
Accretion of ordinary shares subject to possible redemption	$(6,421)
Deferred underwriting fee payable	$5,380,477
Deferred advisory fee - related party	$2,305,919
Deferred offering costs included in accrued offering costs	$92,000
Deferred offering costs included in due to related party	$84,412
Capital contribution – related party	$519,517

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

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

Going Concern Consideration

At December 31, 2021, the Company had $352,190 in cash and a working capital deficit of $376,033. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to meet the Company’s financial needs between the current period and the Business Combination, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding via a working capital loan (Note 6). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

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

Pursuant to the Business Combination Agreement, certain of the Business Combination Costs paid or payable in the future by the Company are either reimbursable to the Company or payable on the Company’s behalf by PubCo, or its affiliates, upon consummation of the Business Combination. However, until such potential reimbursement or payment in the future if, and at such point in time when the Business Combination is consummated, all Business Combination Costs are required to be reflected on the Company’s balance sheet and expensed in the Company’s income statement. The Company determined upon its review that not all of its Business Combination Costs have been properly recognized and reflected for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

Approximately $0.6 million in costs were not recognized as liabilities in addition to a $0.5 million capital contribution from the Sponsor as of December 31, 2021.  The resulting corrections increased accrued liabilities by $0.6 million, increased shareholders’ deficit by $0.5 million and decreased the net income by $1.1 million. Additionally, the excess fair value of director shares was initially not disclosed and we have restated Note 6 to include the value. The following table represents the impacts of the adjustments described above:

	As Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2021
Accrued expenses	$302,560	$612,249	$914,809
Total liabilities	$14,124,256	$612,249	$14,736,505
Accumulated deficit	$(13,127,634)	$(612,249)	$(13,739,883)
Total shareholders’ deficit	$(13,127,085)	$(612,249)	$(13,739,334)

Statement of Operations for the period from March 11, 2021 (inception) through December 31, 2021
Formation and operating costs	$877,977	$1,131,719	$2,009,696
Loss from operations	$(877,977)	$(1,131,719)	$(2,009,696)
Foreign exchange loss	$—	$(47)	$(47)
Total other income	$7,349,338	$(47)	$7,349,291
Net income	$6,471,361	$(1,131,766)	$5,339,595
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.40	$(0.07)	$0.33
Basic and diluted net income per share, Non-Redeemable Class A ordinary shares	$0.40	$(0.07)	$0.33

Statement of Changes in Shareholder’s Deficit for the period from March 11, 2021 (inception) through December 31, 2021
Net income	$6,471,361	$(1,131,766)	$5,339,595
Capital contribution – related party	$—	$519,517	$519,517
Accumulated Deficit	$(13,127,634)	$(612,249)	$(13,739,883)
Total Shareholders’ Deficit	$(13,127,085)	$(612,249)	$(13,739,334)

Statement of Cash Flows for the period from March 11, 2021 (inception) through December 31, 2021
Net income	$6,471,361	$(1,131,766)	$5,339,595
Capital contribution – related party	$—	$519,517	$519,517
Accrued expenses	$302,560	$612,249	$914,809

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Period from March 11,
	2021 (inception) Through
	December 31, 2021
	Redeemable	Non-Redeemable
	Class A ordinary	Class B ordinary
	shares	shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$3,660,920	$1,678,675

Denominator:
Weighted-average shares outstanding	11,097,142	5,088,474
Basic and diluted net income per share	$0.33	$0.33

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

Director Shares

On May 12, 2021, the Sponsor transferred 90,000 Founder Shares in the aggregate to independent directors (“Director Shares”) at a price of $0.004 per share for gross proceeds of approximately $390. The fair value of the Director Shares was $8.01 per share or $720,459 in total as of May 12, 2021, which was calculated using a valuation model that takes into account various assumptions such as the probability of successfully completing the Business Combination among other factors. The excess fair value over the purchase price of $720,068 is deemed to be a benefit to the Company under SAB Topic 5A. As the assignment agreement underlying the Director Shares contains a performance obligation contingent upon consummation of the Business Combination, the expense will not be recognized until such time as the Business Combination is considered probable. A liquidity event such as a change in control or Business Combination is not considered probable under ASC Topic 718, "Compensation - Stock Compensation," and as such this will not be recorded until consummation of the Company's Business Combination.

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

Capital Contribution — Related Party

The Company’s Sponsor engaged a third-party professional services provider on behalf of the Company to conduct business due diligence services. The $0.5 million payment of such fees was deemed to be a benefit to the Company under SAB Topic 5A and was recorded to accumulated deficit and formation and operating expenses.

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

NOTE 10- RECURRING FAIR VALUE MEASUREMENTS

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

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated July 29, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated July 29, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated July 29, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated July 29, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated July 29, 2021, between the Company and the Sponsor.
10.5(1)	Sponsor Warrants Purchase Agreement, dated July 29, 2021, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Chu Chiu Kong.
10.7(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Guilherme Teixeira.
10.8(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Fabio Kann.
10.9(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Marcos Peixoto.
10.10(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Denis Pedreira.
10.11(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Ana Cabral-Gardner.
10.12(1)	Indemnity Agreement, dated July 29, 2021, between the Company and Camilo de Oliveira Tedde.
14.01(3)	Form of Code of Ethics and Business Conduct
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant t o Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to the Company’s Form 8-K filed on August 3, 2021.
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2022.
(3)	Incorporated by reference to the Company’s Form S-1 filed on May 13, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPAC ACQUISITION CORP.

Date: September 8, 2022	/s/ Chu Chiu Kong
By: Chu Chiu Kong
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chu Chiu Kong
Name:	Chu Chiu Kong
Title:	Chief Executive Officer (Principal Executive Officer) and Chairman
Date:	September 8, 2022

/s/ Guilherme Teixeira
Name:	Guilherme Teixeira
Title:	Chief Investment Officer
Date:	September 8, 2022

/s/ Fabio Kann
Name:	Fabio Kann
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	September 8, 2022

/s/ Marcos Peixoto
Name:	Marcos Peixoto
Title:	Director
Date:	September 8, 2022

/s/ Denis Pedreira
Name:	Denis Pedreira
Title:	Director
Date:	September 8, 2022

/s/ Ana Cabral-Gardner
Name:	Ana Cabral-Gardner
Title:	Director
Date:	September 8, 2022

/s/ Camilo de Oliveira Tedde
Name:	Camilo de Oliveira Tedde
Title:	Director
Date:	September 8, 2022