Form 10-Q/A
period 2022-03-31
XPAC Acquisition Corp.
filed 2022-09-09
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References in this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment”) to “we,” “us,” “our” or the “Company” are to XPAC Acquisition Corp.

This Amendment amends the Quarterly Report on Form 10-Q of the Company as of and for the three months ended March 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2022 (the “Original Filing”) and restates our unaudited condensed financial statements as of and for the three months ended March 31, 2022 included in the Original Filing.

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

Pursuant to the Business Combination Agreement, certain costs related to the business combination incurred in connection with, and in anticipation of, the execution of the Business Combination Agreement, as well as the Company’s progression of the business combination (collectively, the “Business Combination Costs”) paid or payable in the future by the Company are either reimbursable to the Company or payable on behalf of the Company by PubCo, or its affiliates, upon consummation of the business combination. However, until such potential reimbursement or payment in the future if, and at such point in time when the business combination is consummated, all Business Combination Costs are required to be reflected on the Company’s balance sheet and expensed in the Company’s income statement. In application of such accounting principle, the Company re-evaluated its recognition of historical Business Combination Costs and determined that certain Business Combination Costs were not properly recognized and reflected for certain historical periods on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

On August 22, 2022, the Company’s management and the audit committee of the board of directors of the Company concluded that the Company’s previously issued (i) audited financial statements as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021, included in its Annual Report on Form 10-K as filed with the SEC on March 30, 2022; and (ii) unaudited condensed financial statements as of and for the three months ended March 31, 2022, included in the Original Filing (together, the “Affected Financial Statements”), should no longer be relied upon and, in each case, should be restated to recognize the Business Combination Costs as liabilities and, correspondingly, as income statement expenses for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

None of the above changes have any impact on the Company’s cash position or investments held in the trust account established in connection with the Company’s initial public offering.

The Company’s management has concluded that in light of the non-recognition of the Business Combination Costs as described above, a material weakness related to accounting for liabilities exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures are not effective as a result of material weaknesses. The Company’s remediation plan with respect to such material weaknesses is described in more detail in Item 4 of this Amendment.

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

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the above-mentioned revisions:

•	Part I – Item 1. Financial Statements;
•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I – Item 4. Controls and Procedures;
•	Part II – Item 1A. Risk Factors; and
•	Part II – Item 6. Exhibits and Signatures.

In addition, in accordance with applicable SEC rules, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment.

This Amendment does not reflect adjustments for events occurring after May 13, 2022, the date of the filing with the SEC of the Original Filing, except to the extent they are otherwise required to be included and discussed herein, and does not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings with the SEC after the date hereof.

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2022 (unaudited, as restated) and December 31, 2021 (unaudited)	2
	Condensed Statements of Operations for the three months ended March 31, 2022 (unaudited, as restated) and for the period from March 11, 2021 (inception) through March 31, 2021 (unaudited)	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 (unaudited, as restated) and for the period from March 11, 2021 (inception) through March 31, 2021 (unaudited)	4
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 (unaudited, as restated) and for the period from March 11, 2021 (inception) through March 31, 2021 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited, as restated)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	34
Item 6.	Exhibits	34
Signatures		35

PART I - FINANCIAL INFORMATION

XPAC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED, AS RESTATED)

	As of
	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$307,990	$352,190
Prepaid expenses	444,875	411,502
Total current assets	752,865	763,692
Investments held in Trust Account	219,632,154	219,617,731
Prepaid expenses – non-current portion	133,417	233,479
Total assets	$220,518,436	$220,614,902

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$13,578	$132,916
Accrued expenses	1,993,215	914,809
Accrued offering costs	92,000	92,000
Total current liabilities	2,098,793	1,139,725
Promissory note payable – related party	300,000	84,412
Deferred underwriter’s commission fee	5,380,477	5,380,477
Deferred advisory fee – related party	2,305,919	2,305,919
Warrant liabilities	4,763,355	5,825,972
Total liabilities	14,848,544	14,736,505

Commitments and contingencies (Note 9)
Class A ordinary shares subject to possible redemption, 21,961,131 shares at redemption value of $10.00	219,632,154	219,617,731

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 21,961,131 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,490,283 shares issued and outstanding	549	549
Accumulated deficit	(13,962,811)	(13,739,883)
Total shareholders’ deficit	(13,962,262)	(13,739,334)
Total liabilities and shareholders’ deficit	$220,518,436	$220,614,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED, AS RESTATED)

		For the Period
		from March
		11, 2021
	For the three	(inception)
	months ended	through March
	March 31, 2022	31, 2021
Formation and operating costs	$1,255,542	$11,069
Loss from operations	(1,255,542)	(11,069)
Other income (expense)
Change in fair value of warrant liabilities	1,062,617	—
Gain on securities held in trust	14,424	—
Foreign exchange loss	(30,003)
Total other income	1,047,038	—
Net loss	$(208,504)	$(11,069)

Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	21,961,131	—
Basic and diluted net loss per share, Redeemable Class A ordinary shares	$(0.01)	$—
Basic and diluted weighted average shares outstanding, Non- Redeemable Class B ordinary shares	5,490,283	3,095,238
Basic and diluted net loss per share, Non- Redeemable Class B ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED, AS RESTATED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	5,490,283	$549	$—	$(13,739,883)	(13,739,334)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(14,424)	(14,424)
Net loss	—	—	—	—	—	(208,504)	(208,504)
Balance-March 31, 2022 (as restated)	—	$—	5,490,283	$549	$—	$(13,962,811)	$(13,962,262)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 11, 2021 (inception)	—	$—	—	$—	$—	$—	—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(11,069)	(11,069)
Balance-March 31, 2021	—	$—	5,750,000	$575	$24,425	$(11,069)	$13,931

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED, AS RESTATED)

		For the period
	For the three	from March 11, 2021
	months ended	(inception) through
	March 31, 2022	March 31, 2021
Cash flow from operating activities:
Net loss	$(208,504)	$(11,069)
Gain on securities held in trust	(14,424)	—
Change in fair value of warrant liabilities	(1,062,617)	—
Changes in operating assets and liabilities:
Prepaid expenses	(33,373)	—
Prepaid expenses – non-current	100,062
Accounts payable	(119,338)	9,038
Accrued offering costs	—	(22,969)
Accrued expenses	1,078,406	—
Net cash used in operating activities	(259,788)	(25,000)

Cash flow from financing activities:
Proceeds from sale of Founder Shares	—	25,000
Proceeds from affiliate promissory note	215,588	—
Net cash provided by financing activities	215,588	25,000

Net change in cash	(44,200)	—
Cash at beginning of period	352,190	—
Cash at end of period	$307,990	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$239,704
Remeasurement of ordinary shares subject to possible redemption value	$14,423	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED, AS RESTATED)

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

Proposed Business Combination

On April 25, 2022, the Company entered into a Business Combination Agreement (the “ Business Combination Agreement”) with (i) SUPERBAC PubCo Holdings Inc, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“ PubCo”), (ii) BAC1 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“ Merger Sub 1”), (iii) BAC2 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“ Merger Sub 2”), and (iv) SuperBac Biotechnology Solutions S.A., a corporation incorporated under the laws of the Federative Republic of Brazil (“ SuperBac”), pursuant to which the Company agreed to combine with SuperBac in a series of transactions that would result in PubCo becoming a publicly-traded company and listed on the Nasdaq Capital Market, with PubCo indirectly owning no less than ninety-five percent (95%) of the equity interests in SuperBac. See Note 11.

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND (Cont.)

Going Concern Consideration

At March 31, 2022, the Company had $307,990 in cash and a working capital deficit of $1,345,928. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to meet the Company's financial needs between the current period and the Business Combination, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans (as defined below) (Note 6).These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pursuant to the Business Combination Agreement, certain of the Business Combination Costs paid or payable in the future by the Company are either reimbursable to the Company or payable on behalf of the Company by PubCo, or its affiliates, upon consummation of the Business Combination. However, until such potential reimbursement or payment in the future if, and at such point in time when the Business Combination is consummated, all Business Combination Costs are required to be reflected on the Company’s balance sheet and expensed in the Company’s income statement. The Company determined upon its review that not all of its Business Combination Costs have been properly recognized and reflected for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

NOTE 2 – RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS (Cont.)

Approximately $1.1 million in costs were not recognized as of December 31, 2021, including $0.5 million paid by the Sponsor on behalf of the Company, and an additional approximately $0.9 million in costs were not recognized as of March 31, 2022. The resulting corrections increased accrued liabilities by $1.5 million and decreased the net income by $0.9 million for the three months ended March 31, 2022. Additionally, the methodology utilized to calculate the excess fair value of director shares was refined and we have restated the value disclosed in Note 6 accordingly. The following table represents the impacts of the adjustments described above:

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

Net Loss Per Ordinary Share

The Company’s statements of operations include a presentation of net loss per share for ordinary shares subject to possible redemption and applies the two-class method in calculating net loss per share. Net loss per ordinary share, basic and diluted, is calculated by dividing the pro-rata allocation of net loss for each class, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Net loss is allocated pro-rata between Class A redeemable and Class B non-redeemable shares based on their respective weighted average shares outstanding for the period.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

			For the Period from March 11,
	For the three months ended		2021 (Inception) Through
	March 31, 2022		March 31, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A ordinary	Class B ordinary	Class A ordinary	Class B ordinary
	shares	shares	shares	shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(166,803)	$(41,701)	$—	$(11,069)

Denominator:
Weighted-average shares outstanding	21,961,131	5,490,283	—	3,095,238
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

As of March 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds from Initial Public Offering and over-allotment	$219,611,310
Less:
Issuance costs related to redeemable Class A ordinary shares	(11,010,457)
Fair value of Public Warrants at issuance	(8,606,567)
Plus:
Remeasurement of carrying value to redemption value	19,637,868
Class A ordinary shares subject to possible redemption	$219,632,154

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 6 — RELATED PARTY TRANSACTIONS (Cont.)

Director Shares

On May 12, 2021, the Sponsor transferred 90,000 Founder Shares in the aggregate to independent directors (“Director Shares”) at a price of $0.004 per share for gross proceeds of approximately $390. The fair value of the Director Shares was approximately $8.01 per share or $720,459 in total, which was calculated using a valuation model that takes into account various assumptions such as the probability of successfully completing the Business Combination among other factors. The excess fair value over the purchase price of $720,068 is deemed to be a benefit to the Company under SAB Topic 5A. However, as the assignment agreement underlying the Director Shares contains a performance obligation contingent upon consummation of the Business Combination, the expense will not be recognized until such time as the Business Combination is considered probable. A liquidity event such as a change in control or Business Combination is not considered probable under ASC Topic 718, "Compensation - Stock Compensation," and as such this will not be recorded until consummation of the Company's Business Combination.

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

Capital Contribution — Related Party (as restated)

The Company’s Sponsor engaged a third-party professional services provider on behalf of the Company to conduct business due diligence services. The $0.5 million payment of such fees was deemed to be a benefit to the Company under SAB Topic 5A and was recorded to accumulated deficit and formation and operating expenses as of December 31, 2021.

NOTE 6 — RELATED PARTY TRANSACTIONS (Cont.)

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

NOTE 8 — WARRANT LIABILITIES (Cont.)

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

NOTE 8 — WARRANT LIABILITIES (Cont.)

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

NOTE 10 — RECURRING FAIR VALUE MEASUREMENTS (Cont.)

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

Restatement

We have re-evaluated our application of ASC 405, “Liabilities,” for the Business Combination Costs related to the proposed business combination with SuperBac announced on April 25, 2022.  Pursuant to the Business Combination Agreement, certain of the Business Combination Costs paid or payable in the future by us are either reimbursable to us or payable on our behalf by PubCo, or its affiliates, upon consummation of such business combination. However, until such potential reimbursement or payment in the future, if, and at such point in time when the business combination is consummated, all Business Combination Costs are required to be reflected on our balance sheet and expensed in our income statement. We determined upon our review that not all of our Business Combination Costs have been properly recognized and reflected for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

Approximately $1.1 million in costs were not recognized as of December 31, 2021, including $0.5 million paid by the Sponsor on behalf of the Company, and an additional approximately $0.9 million in costs were not recognized as of March 31, 2022. The resulting correction increased accrued liabilities by $1.5 million and decreased the net income by $0.9 million for the three months ended March 31, 2022.

See the Explanatory Note and Note 2 to financial statements in this Report for additional information related to the restatement.

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

For the three months ended March 31, 2022, we had a net loss of $208,504, which consisted of $1,255,542 in formation and operating costs and $30,033 in foreign exchange loss, offset by a $1,062,617 gain on the fair value of warrant liabilities and a $14,424 gain on investments held in the Trust Account.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a 15 and 15d 15 under the Exchange Act. Due to material weaknesses in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

As a result of these errors, our management and audit committee determined that the Affected Financial Statements should be restated to recognize the Business Combination Costs as liabilities and, correspondingly, as income statement expenses for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future. In connection with this restatement, our management concluded that there was a material weakness in our internal control over financial reporting related to accounting for liabilities and that the Company’s disclosure controls and procedures were not effective for the impacted periods, including as of March 31, 2022, as a result of such material weakness.

In addition, as previously disclosed in our historic periodic reports starting with our Quarterly Report on Form 10-Q for the period from March 11, 2021 (inception) through September 30, 2021, our management previously identified errors made in our originally filed August 3, 2021 balance sheet and pro forma balance sheet related to the improper classification of a portion of our public shares as permanent equity to maintain shareholders’ equity greater than $5,000,000. Such error caused our management to conclude that there was a material weakness in our internal control over financial reporting related to equity and redeemable equity classification and that our disclosure controls were not effective for the impacted periods, including as of March 31, 2022. For more information, see “Item 4. Controls and Procedures.”

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken and expect to take further steps to remediate the material weaknesses. However, these remediation measures may be time consuming and costly, and there is no assurance that any remediation efforts will ultimately have the intended effects.

If we are unable to remediate the material weaknesses in a timely manner or at all, or if we identify any additional material weaknesses in the future, (i) any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures, (ii) we may be unable to provide required financial information in a timely and reliable manner, and (iii) we may incorrectly report our financial information. In such case, if our financial statements are not filed on a timely basis, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. If any of these events were to occur, it could have a material adverse effect on our business. In addition, the existence of material weaknesses or a significant deficiency in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities.

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.  In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors to facilitate the fair presentation of its financial statements.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)†	Business Combination Agreement, dated as of April 25, 2022, by and among PubCo, the Company, Merger Sub 1, Merger Sub 2, and SuperBac
3.1(2)	Amended and Restated Memorandum and Articles of Association of the Company
10.1(1)	Sponsor Support Agreement, dated as of April 25, 2022, by and among SuperBac, the Company, PubCo and the Sponsor
10.2(1)†	Voting and Support Agreement dated as of April 25, 2022, by and among SuperBac, PubCo, the Company and certain SuperBac shareholders
10.3(1)	Lock-up Agreement dated as of April 25, 2022, by and among certain SuperBac shareholders
10.4(3)†	Investment Agreement dated as of April 26, 2022, by and among SuperBac and certain SuperBac shareholders
10.5(1)	Form of Registration Rights Agreement
10.6(1)	Form of Assignment, Assumption and Amendment Agreement
10.7(1)	Form of PIPE Subscription Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(4)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(4)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant t o Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

† The schedules and exhibits to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K.

XPAC Acquisition Corp. agrees to furnish supplementally a copy of such schedules and exhibits to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Form 8-K filed on April 25, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K filed on August 3, 2021.
(3)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2022.
(4)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPAC ACQUISITION CORP.

SIGNATURE	TITLE	DATE

/s/ Chu Chiu Kong	Chief Executive Officer	September 8, 2022
Chu Chiu Kong	(principal executive officer)

/s/ Fabio Kann	Chief Financial Officer	September 8, 2022
Fabio Kann	(principal financial and accounting officer)