Form 10-Q
period 2022-09-30
XPAC Acquisition Corp.
filed 2022-11-10
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant had 21,961,131 Class A ordinary shares at $0.0001 par value, 5,490,283 Class B ordinary shares at $0.0001 par value, issued and outstanding at November 10, 2022.

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (unaudited)	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 (unaudited), the three months ended September 30,2021 (unaudited) and for the period from March 11, 2021 (inception) through September 30, 2021 (unaudited)	4
	Condensed Statements of Changes In Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 (unaudited), the three months ended September 30,2021 (unaudited) and for the period from March 11, 2021 (inception) through September 30, 2021 (unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from March 11, 2021 (inception) through September 30, 2021 (unaudited)	6
	Notes To Condensed Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
SIGNATURES		34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

XPAC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$231,010	$352,190
Prepaid expenses	348,417	411,502
Total current assets	579,427	763,692
Investments held in Trust Account	220,891,656	219,617,731
Prepaid expenses – non-current portion	—	233,479
Total assets	$221,471,083	$220,614,902

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$347,872	$132,916
Accrued expenses	4,379,137	914,809
Accrued offering costs	92,000	92,000
Total current liabilities	4,819,009	1,139,725
Promissory note payable – related party	300,000	84,412
Deferred underwriter’s commission fee	4,996,157	5,380,477
Deferred advisory fee – related party	2,690,239	2,305,919
Warrant liabilities	1,679,455	5,825,972
Total liabilities	14,484,860	14,736,505

Commitments and contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 21,961,131 shares at redemption value of $10.06 and $10.00 as of September 30, 2022 and December 31, 2021, respectively	220,891,656	219,617,731

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 21,961,131 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,490,283 shares issued and outstanding	549	549
Accumulated deficit	(13,905,982)	(13,739,883)
Total shareholders’ deficit	(13,905,433)	(13,739,334)
Total liabilities and shareholders’ deficit	$221,471,083	$220,614,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period
				from March
				11, 2021
	For the three		For the nine	(inception)
	months ended		months ended	through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and operating costs	$1,697,156	$589,667	$4,338,159	$600,920
Loss from operations	(1,697,156)	(589,667)	(4,338,159)	(600,920)
Other income (expense)
Change in fair value of warrant liabilities	158,804	5,553,385	4,146,517	5,553,385
Offering expenses related to warrant issuance	—	(519,498)	—	(519,498)
Gain on securities held in trust	971,818	2,008	1,273,925	2,008
Foreign exchange gain	14,682	—	25,543	—
Total other income	1,145,304	5,035,895	5,445,985	5,035,895
Net income (loss)	$(551,852)	$4,446,228	$1,107,826	$4,434,975

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	21,961,131	13,594,936	21,961,131	6,197,691
Basic and diluted net income per share, redeemable Class A ordinary shares	$(0.02)	$0.23	$0.04	$0.38
Basic and diluted weighted average shares outstanding, non- redeemable Class B ordinary shares	5,490,283	5,629,916	5,490,283	5,469,765
Basic and diluted net income (loss) per share, non- redeemable Class B ordinary shares	$(0.02)	$0.23	$0.04	$0.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	5,490,283	$549	$—	$(13,739,883)	$(13,739,334)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(14,424)	(14,424)
Net loss	—	—	—	—	—	(208,504)	(208,504)
Balance – March 31, 2022	—	—	5,490,283	549	—	(13,962,811)	(13,962,262)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(287,683)	(287,683)
Net income	—	—	—	—	—	1,868,182	1,868,182
Balance – June 30, 2022	—	—	5,490,283	549	—	(12,382,312)	(12,381,763)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(971,818)	(971,818)
Net loss	—	—	—	—	—	(551,852)	(551,852)
Balance – September 30, 2022	—	$—	5,490,283	$549	—	(13,905,982)	(13,905,433)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – March 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425		25,000
Net loss	—	—	—	—	—	(11,069)	(11,069)
Balance – March 31, 2021	—	—	5,750,000	575	24,425	(11,069)	13,931
Net loss	—	—	—	—	—	(183)	(183)
Balance – June 30, 2021	—	—	5,750,000	575	24,425	(11,252)	13,748
Forfeiture of Founder Shares	—	—	(259,717)	(26)	26	—	—
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(24,451)	(19,594,582)	(19,619,033)
Net income	—	—	—	—	—	4,446,228	4,446,228
Balance – September 30, 2021	—	$—	5,490,283	$549	$—	$(15,159,606)	$(15,159,057)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
		from March
		11, 2021
	For the nine	(inception)
	months ended	through
	September 30, 2022	September 30, 2021
Cash flow from operating activities:
Net income	$1,107,826	$4,434,975
Gain on securities held in trust	(1,273,925)	(2,008)
Change in fair value of warrant liabilities	(4,146,517)	(5,553,385)
Offering costs allocated to warrants	—	519,498
Changes in operating assets and liabilities:
Prepaid expenses	63,085	(747,792)
Prepaid expenses – non-current	233,479	—
Accounts payable	214,956	162,605
Accrued expenses	3,464,328	302,560
Due to Sponsor	—	84,412
Net cash used in operating activities	(336,768)	(799,135)

Cash flow from investing activities:
Purchase of investments held in trust account	—	(219,611,310)
Net cash used by investing activities	—	(219,611,310)

Cash flow from financing activities:
Proceeds from sale of Founder Shares	—	25,000
Proceeds from affiliate promissory note	215,588	—
Proceeds from sale of Units	—	215,219,083
Proceeds from sale of Private Placement Units	—	6,392,228
Payment of offering cost	—	(219,740)
Net cash provided by financing activities	215,588	221,416,571

Net change in cash	(121,180)	1,006,126
Cash at beginning of period	352,190	—
Cash at end of period	$231,010	$1,006,126

Non-cash financing activities:
Deferred offering costs included in promissory note – related party	—	$84,412
Deferred offering costs included in accrued offering costs	$—	$542,000
Deferred underwriting fee payable	$—	$(7,686,396)
Remeasurement of ordinary shares subject to possible redemption value	$1,273,925	$(219,613,318)

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination (subject to any extension in the amount of time that the Company has to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association) (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The Mergers and each of the other transactions contemplated by the Business Combination Agreement or any of the other Transaction Documents (as defined in the Business Combination Agreement) (the “Transactions”) have been unanimously approved by the Company’s board of directors, which has unanimously determined to recommend that the shareholders of the Company vote to approve the Business Combination Agreement and Transactions. The Mergers and the Transactions have also been approved by SuperBac’s board of directors and SuperBac’s shareholders, and SuperBac will convene and hold a further meeting of its shareholders to obtain shareholder approval of the exercise of the SuperBac warrants, the conversion of the Class C preferred shares of SuperBac, and an increase in the number the SuperBac’s authorized issuable share capital.

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

Upon completion of the Business Combination, (i) the current shareholders of SuperBac are expected to own approximately 46.6% of the outstanding share capital of PubCo (which includes approximately 20.3% to be held by Temasek (being Sommerville Investments B.V., Orjen Investments Pte. Ltd. and any of their respective affiliates)), (ii) the Company’s existing public shareholders are expected to own approximately 42.7% of the outstanding share capital of PubCo, and (iii) XPAC Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”) (which is wholly owned by XP Inc.), together with the current independent directors of XPAC, is expected to own approximately 10.7% of the outstanding share capital of PubCo, assuming no redemptions from the Company’s existing public shareholders, assuming no equity or debt financings being entered in connection with the Business Combination and other assumptions.

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

Upon completion of the Business Combination, PubCo’s board of directors will consist of seven directors. The initial composition of PubCo’s board of directors will be (i) five individuals to be designated by the Founder (one such director being Luiz Augusto Chacon de Freitas Filho, and at least two such directors being independent directors and being appointed as members of PubCo audit committee), and (ii) two individuals to be designated by the Sponsor (one such director being an independent director and being appointed as a member of PubCo audit committee), in each case subject to such individuals not being Excluded Appointees (as defined in PubCo Articles). PubCo’s memorandum and articles of association that will be in effect upon the consummation of the Business Combination (the “PubCo Articles”) will provide that the number of directors on PubCo’s board of directors may be increased from seven to nine, if and as determined by the holders of a majority of the PubCo Class B ordinary shares, voting exclusively and as a separate class. The PubCo Articles also include rights for the Founder and the Sponsor to appoint specified numbers of directors if their ownership of PubCo shares is above certain specified thresholds. For so long as the Founder owns at least 25% of the voting power of PubCo’s outstanding share capital, the Founder will be entitled to nominate a majority of the designees to PubCo’s board of directors, as set out in the PubCo Articles.

The directors of PubCo will include Luiz Augusto Chacon de Freitas Filho (as Chairman of the board of directors) and other directors to be appointed in due course by the Founder and the Sponsor pursuant to the Business Combination Agreement. The details of the other directors of PubCo will be included in one or more amendments to the Registration Statement (as defined below) in due course. PubCo’s executive team upon Closing is expected to be comprised of Luiz Augusto Chacon de Freitas Filho as President and Chief Executive Officer; Mozart Fogaça Júnior as Vice President; Wilson Ernesto da Silva as Chief Financial Officer; and Giuliano Pauli as Operations Director.

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

Going Concern Consideration

At September 30, 2022, the Company had $231,010 in cash and working capital deficit of $4,239,582. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to meet the Company’s financial needs between the current period and the Business Combination, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans (as defined below) (Note 5).These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is not able to consummate a Business Combination before August 3, 2023 (or by any extension in such time period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association), the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination on or before August 3, 2023, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 3, 2023.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the
	three months
	ended September 30,		For the three months ended
	2022		September 30, 2021
				Non-
	Redeemable		Redeemable	Redeemable
	Class A	Non-Redeemable	Class A	Class B
	Ordinary	Class B Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$(441,482)	$(110,370)	$3,144,169	$1,302,059

Denominator:
Weighted-average shares outstanding	21,961,131	5,490,283	13,594,936	5,629,916
Basic and diluted net income (loss) per share	$(0.02)	$(0.02)	$0.23	$0.23

	For the		For the period from
	nine months		March 11, 2021
	ended September 30,		(inception) Through
	2022		September 30, 2021
Non-
	Redeemable		Redeemable	Redeemable
	Class A	Non-Redeemable	Class A	Class B
	Ordinary	Class B Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$886,261	$221,565	$2,355,835	$2,079,140

Denominator:
Weighted-average shares outstanding	21,961,131	5,490,283	6,197,691	5,469,765
Basic and diluted net income per share	$0.04	$0.04	$0.38	$0.38

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $231,010 and $352,190 and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, $ 220,891,656 and $219,617,731, respectively, held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains or losses resulting from the change in fair value of these securities are included in gains (losses) on investments held in the Trust Account on the accompanying statement of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	As of	As of
	September 30,	December 31,
	2022	2021
Beginning Balance	$219,617,731	$—
Gross Proceeds from Initial Public Offering and over-allotment	—	219,611,310
Less:
Issuance costs related to redeemable Class A ordinary shares	—	(11,010,457)
Fair value of Public Warrants	—	(8,606,567)
Plus:
Remeasurement of carrying value to redemption value	1,273,925	19,623,446
Class A ordinary shares subject to possible redemption	$220,891,656	$219,617,731

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

Director Shares

On May 12, 2021, the Sponsor transferred 90,000 Founder Shares in the aggregate to independent directors (“Director Shares”) at a price of $0.004 per share for gross proceeds of $390. The fair value of the Director Shares was approximately $8.01 per share or $720,459 in total as of May 12, 2021, which was calculated using a valuation model that takes into account various assumptions such as the probability of successfully completing the Business Combination among other factors. The excess fair value over the purchase price of $720,068 is deemed to be a benefit to the Company under SAB Topic 5A. However, as the assignment agreement underlying the Director Shares contains a performance obligation contingent upon consummation of the Business Combination, the expense will not be recognized until such time as the Business Combination is considered probable. A liquidity event such as a change in control or a Business Combination is not considered probable under ASC Topic 718, “Compensation – Stock Compensation,” and as such this will not be recorded until consummation of the Company’s Business Combination.

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of December 31, 2021, the Company had $84,412 outstanding under the Promissory Note. On February 7, 2022, the Sponsor funded an additional $215,588 to the Company, resulting in $300,000 outstanding as of September 30, 2022.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement entered into with the Sponsor on July 29, 2021, the Sponsor may charge the Company a $10,000 per month fee for office space, administrative and support services. As of September 30, 2022, the Sponsor has not charged, and does not intend to charge in the future, any amount in relation to the provision of these services. As a result, the Company has not incurred or accrued for any expense related to this agreement.

Advisory Services

The Company engaged XP Investimentos Corretora de Câmbio, Títulos e Valores Mobiliários S.A. (“XP Investimentos”), an indirect, wholly-owned subsidiary of XP, Inc. and an affiliate of the Sponsor, to provide financial consulting services, consisting of a review of deal structure and terms and related advice in connection with the Initial Public Offering, for which it received a fee of $1,725,443 of the cash underwriting paid to the Underwriter. See Note 8 below for further discussion of the Underwriting Agreement.

Additionally, XP Investimentos will be entitled to $2,690,239 upon the consummation of the Business Combination. This amount is included in “Deferred advisory fee – related party” as of September 30, 2022 and December 31, 2021.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 21,961,131 Class A ordinary shares issued and no shares outstanding, excluding 21,961,131 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,490,283 Class B ordinary shares issued and outstanding. The shares collectively represent 20% of the Company’s issued and outstanding ordinary shares. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

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

Refer to Note 3 for discussion of the Initial Public Offering that occurred on August 3, 2021.

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

As of September 30, 2022 and December 31, 2021, there were 7,320,377 Public Warrants and 4,261,485 Private Warrants outstanding. The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because an event that is not within the entity’s control could require net cash settlement the warrants do not meet the criteria for equity classification and as a result each warrant must be recorded as a derivative liability.

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

NOTE 9 — RECURRING FAIR VALUE MEASUREMENTS

As of September 30, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $1,679,455 and $5,825,972, respectively.

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

The following tables present fair value information as of September 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$220,891,656	$—	$—
Liabilities:
Public Warrants	$1,061,455	$—	$—
Private Warrants	$—	$—	$618,000

	As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$219,617,731	$—	$—
Liabilities:
Public Warrants	$3,665,972	$—	$—
Private Warrants	$—	$—	$2,160,000

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

Transfers between Levels are recorded at the end of each reporting period. For the period ended September 30, 2022, there were no transfers between levels.

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

As of September 30, 2022, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.

The following table presents a summary of the changes in the fair value of the Warrants liabilities classified as Level 3, measured on a recurring basis.

	Private Warrant	Public Warrant
	Liabilities	Liabilities
Fair value as of August 3, 2021 and August 19, 2021 (initial measurement)	$5,081,820	$8,606,567
Transfer out of Level 3	—	(8,606,567)
Change in fair value of warrant liabilities	(2,921,820)	—
Fair value as of December 31, 2021	$2,160,000	$—
Change in fair value of warrant liabilities	(398,000)	—
Fair value as of March 31, 2022	$1,762,000	$—
Change in fair value of warrant liabilities	(1,095,000)	—
Fair value of as of June 30, 2022	$667,000	$—
Change in fair value of warrant liabilities	(49,000)	—
Fair value of as of September 30, 2022	$618,000	$—

The key inputs into the Monte Carlo formula model were as follows for September 30, 2022, December 31, 2021 and August 3, 2021:

	Private Warrant Liabilities
	September 30, 2022		December 31, 2021		August 3, 2021
Share price	$9.78		$9.69		$9.61
Exercise price	$11.50		$11.50		$11.50
Risk-free rate	4.01%		1.31%		0.81%
Expected term of warrants	5.25	years	5.60	years	6.0	years
Volatility	0.001%		10.56%		19.36%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC, including those set forth in our preliminary prospectus/proxy statement included in the registration statement on Form F-4 (File No. 333-266094) that PubCo filed with the SEC on July 11, 2022, as amended on September 21, 2022, and as it may be further amended from time to time (the “Registration Statement”) relating to the proposed SuperBac Business Combination.

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

If we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering (or within any extension in such time period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association), the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

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

Recent Developments

On April 25, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) SUPERBAC PubCo Holdings Inc. (“PubCo”), (ii) BAC1 Holdings Inc., a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iii) BAC2 Holdings Inc., a direct wholly owned subsidiary of PubCo (“Merger Sub 2”), and (iv) SuperBac Biotechnology Solutions S.A., a corporation incorporated under the laws of the Federative Republic of Brazil (“SuperBac”).

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

In connection with the proposed SuperBac Business Combination, PubCo filed the Registration Statement on Form F-4 (File No. 333-266094) with the SEC, which includes a preliminary proxy statement with respect to our extraordinary general meeting of shareholders to approve the proposed SuperBac Business Combination, among other matters and a preliminary prospectus of PubCo with respect to the securities to be issued in the proposed SuperBac Business Combination.

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

For more information about the Business Combination Agreement and the proposed SuperBac Business Combination, see our Current Reports on Form 8-K filed with the SEC on April 25, 2022, June 2 , 2022 and July 11, 2022, and the preliminary prospectus/proxy statement included in the Registration Statement on Form F-4 (File No. 333-266094) that PubCo filed with the SEC, relating to the proposed SuperBac Business Combination. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed SuperBac Business Combination and does not contain the risks associated with the proposed SuperBac Business Combination. Such risks and effects relating to the proposed SuperBac Business Combination were included in the preliminary prospectus/proxy statement included in the Registration Statement on Form F-4 (File No. 333-266094) that PubCo filed with the SEC relating to the proposed SuperBac Business Combination.

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

For the three months ended September 30, 2022, we had a net loss of $551,852, which consisted entirely of $1,697,156 in operating, general and administrative expenses, offset by a $158,804 gain on the fair value of warrant liabilities, a $971,818 gain on investments held in the Trust Account and a $14,682 foreign exchange gain. For the nine months ended September 30, 2022, we had a net income of $1,107,826, which consisted of a $4,146,517 gain on the fair value of warrant liabilities, a $1,273,925 gain on investments held in the Trust Account and a $25,543 foreign exchange gain, offset by $4,338,159 in operating, general and administrative expenses.

For the three months ended September 30, 2021, we had a net income of $4,446,228 which consisted of a $5,553,385 gain on the fair value of warrant liabilities and a $2,008 gain on securities held in trust, offset by $589,667 in operating, general and administrative expenses and a $519,498 offering expense allocated to warrant issuance. For the period from March 11, 2021 (inception) through September 30, 2021, we had a net income of $4,434,975, which consisted of a $5,553,385 gain on the fair value of warrant liabilities and a $2,008 gain on securities held in trust, offset by $600,920 in operating, general and administrative expenses and a $519,498 offering expense allocated to warrant issuance.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had cash outside the Trust Account of $231,010, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to our initial Business Combination.

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

Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through the payment by our initial shareholders of $25,000 to cover certain of our offering costs in consideration for the issuance of Founder Shares to our initial shareholders and up to $300,000 in loans available from our Sponsor. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of September 30, 2022, we had $300,000 outstanding under the Promissory Note. Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of our Initial Public Offering and our private placement held outside of the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of September 30, 2022, there was no amount outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of September 30, 2022, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies of the Notes to Financial Statements included in this report. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15 and 15d-15 under the Exchange Act. Due to the material weaknesses in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

Furthermore, our internal control over financial reporting did not result in the proper recognition of certain costs (the “Business Combination Costs”) related to our Business Combination incurred in connection with, and in anticipation of, the execution of the Business Combination Agreement, as well as our  progression of the Business Combination, which represented a material weakness.  Pursuant to the Business Combination Agreement, certain of the Business Combination Costs paid or payable in the future by us are reimbursable to us by PubCo, or its affiliates, upon consummation of the Business Combination. However, until such potential reimbursement in the future if, and at such point in time when the Business Combination is consummated, all Business Combination Costs are required to be reflected as liabilities on our balance sheet and expensed in our income statement. We determined upon our review that not all of our Business Combination Costs have been properly recognized as liabilities and reflected as expenses for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future.

As a result of the material weakness in our internal control over financial reporting described above, our management and the audit committee of the board of directors of the Company concluded that the Company’s previously issued (i) audited financial statements as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021, included in its Annual Report on Form 10-K as filed with the SEC on March 30, 2022; and (ii) unaudited condensed financial statements as of and for the three months ended March 31, 2022, included in its Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022, should no longer be relied upon and, in each case, should be restated to recognize the Business Combination Costs as liabilities and, correspondingly, as income statement expenses for the relevant periods based on when such costs became probable and estimable irrespective of whether such Business Combination Costs may be reimbursable in the future. On September 9, 2022, the Company filed with the SEC (i) its Quarterly Report on Form 10-Q/A as of and for the three months ended March 31, 2022, and (ii) its Annual Report on Form 10-K/A as of December 31, 2021 and for the period from March 11, 2021 (inception) through December 31, 2021.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our 10-K/A filed with the SEC on September 9, 2022, Form 10-Q/A filed with the SEC on September 9, 2022 and Form 10-Q filed with the SEC on August 22, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of Quarterly Report, there have been no material changes to the risk factors disclosed in our 10-K/A filed with the SEC on September 9, 2022, Form 10-Q/A filed with the SEC on September 9, 2022 and Form 10-Q filed with the SEC on August 22, 2022. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For risk factors related to the proposed SuperBac Business Combination, see the “Risk Factors” section of the preliminary prospectus/proxy statement included in the Registration Statement on Form F-4 (File No. 333-266094) that PubCo filed with the SEC relating to the proposed SuperBac Business Combination.

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

XPAC ACQUISITION CORP.

SIGNATURE	TITLE	DATE

/s/ Chu Chiu Kong	Chief Executive Officer	November 10, 2022
Chu Chiu Kong	(principal executive officer)

/s/ Fabio Kann	Chief Financial Officer	November 10, 2022
Fabio Kann	(principal financial and accounting officer)