Form 10-K
period 2022-12-31
XPAC Acquisition Corp.
filed 2023-03-31
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

The aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $222,027,034.41.

As of March 30, 2023, there were 21,961,131 units of the registrant’s Class A ordinary shares and 5,490,283 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

XPAC Acquisition Corp

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to the proposed SuperBac Business Combination (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination (as defined below), including our recently announced proposed SuperBac Business Combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our directors and officers to generate potential Business Combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement included in the registration statement on Form F-4 (File No. 333-266094) that SUPERBAC PubCo Holdings Inc. (“PubCo”) filed with the SEC on July 11, 2022, as amended on September 21, 2022, December 2, 2022 and February 9, 2023, and as it may be further amended from time to time (the “Registration Statement”) relating to the proposed SuperBac Business Combination.

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

Following the closing of our Initial Public Offering, $219,611,310 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (“Trust Account”). The funds in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) our completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or August 3, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination within the Combination Period, subject to applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with our initial Business Combination. We will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Proposed Superbac Business Combination

On April 25, 2022, the Company entered into a Business Combination Agreement (as amended from time to time, the “Business Combination Agreement”) with (i) SUPERBAC PubCo Holdings Inc. (“PubCo”), (ii) BAC1 Holdings Inc., a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iii) BAC2 Holdings Inc., a direct wholly owned subsidiary of PubCo (“Merger Sub 2”), and (iv) SuperBac Biotechnology Solutions S.A., a corporation incorporated under the laws of the Federative Republic of Brazil (“SuperBac”).

Pursuant to the Business Combination Agreement, the parties thereto have agreed, among other things, that, on the terms and subject to the conditions set forth therein: (i) prior to the Initial Merger (as defined below), SuperBac will cause to be formed an exempted company incorporated with limited liability in the Cayman Islands (“Newco”) that will join as a party to the Business Combination Agreement, (ii) on or prior the Acquisition Merger (as defined below), certain SuperBac shareholders will, directly or indirectly, contribute their SuperBac shares into Newco in exchange for ordinary shares of Newco, (iii) on the Initial Closing Date (as defined in the Business Combination Agreement), the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity (the “Initial Merger” and the effective time of the Initial Merger, the “Initial Merger Effective Time”), and (iv) at least one day following the Initial Merger, Merger Sub 2 will merge with and into Newco (the “Acquisition Merger” and together with the Initial

Merger, the “Mergers”), with Newco being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “SuperBac Business Combination”).

For more information about the Business Combination Agreement and the proposed SuperBac Business Combination, see the Registration Statement relating to the proposed SuperBac Business Combination. Unless specifically stated, this Annual Report does not give effect to the proposed SuperBac Business Combination and does not contain the risks associated with the proposed SuperBac Business Combination. Such risks and effects relating to the proposed SuperBac Business Combination were included in the Registration Statement that PubCo filed with the SEC relating to the proposed SuperBac Business Combination.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including, without limitation, from XP and XP affiliated entities, private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with competing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Warrants, if the proposed SuperBac Business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Human Capital

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on the status of the proposed SuperBac Business Combination and, if the proposed SuperBac Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Item 1.A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed SuperBac Business Combination, see the “Risk Factors” section of the Registration Statement.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its sponsor. There can be no assurance that our due diligence efforts in connection with a Business Combination (including the proposed SuperBac Business Combination) will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in Brazil and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected.

Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including the emergence of new, increasingly contagious COVID variants or new information concerning the severity of and perceptions to COVID-19 and its variants as well as actions to contain COVID-19 or treat its impact.

If the disruptions posed by COVID-19 or other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from Public Shareholders or warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

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

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

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

Due to the number of special purpose acquisition companies, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

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

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income earned on the funds held in the Trust Account and not previously released to us to pay our taxes, net of taxes payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

Changes in laws or regulations, or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and may increase the costs and time related thereto.

If we have not completed our initial Business Combination within the allotted time period, our Public Shareholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (as revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Warrants and the Class A ordinary shares issuable upon exercise of the Private Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our Private Warrants or warrants issued in connection with working capital loans are registered for resale.

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

Due diligence in connection with any potential initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to any potential initial Business Combination (including the proposed SuperBac Business Combination) may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination (including the proposed SuperBac Business Combination) may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2022, there were 178,038,869 and 14,509,717 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares on any initial Business Combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands.

Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board of directors, the place of residence of the individual members of the board of directors and the location(s) in which the board of directors makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

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

The Founder Shares are identical to the ordinary shares included in the Units except that: (1) prior to our initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of our board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions; (3) our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and

Public Shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the Founder Shares are entitled to registration rights. If we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

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

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our shares of common stock at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $6,416,838, comprised of the approximately $24,610 purchase price for the Founder Shares and the $6,392,228 purchase price for the Private Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 5,400,283 Founder Shares held by our Sponsor would have an aggregate implied value of $54,002,830. Even if the trading price of our ordinary shares were as low as $1.19 per share, and the Private Warrants were worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom are employed by or affiliated with XP, which wholly-owns our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their Public Shares.

We may be able to complete only one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

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

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or defective provision or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, (ii) adding or changing any provisions that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements or (iii) modifying or adding any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants. However, the approval by the holders of at least 65% of the then-issued and outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants, including to increase the warrant price or shorten the exercise period (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements). Notwithstanding the foregoing, we may lower the warrant price or extend the duration of the exercise period without the consent of the registered holders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the registration statement related to the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

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

Our initial shareholders own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the Founder Shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We previously identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As a result of these errors, our management and audit committee determined that the Affected Financial Statements should be restated to recognize the Business Combination Costs as liabilities and, correspondingly, as income statement expenses for the relevant periods based on when such costs were incurred irrespective of whether such Business Combination Costs may be reimbursable in the future. In connection with the previously disclosed restatement, our management concluded that there was a material weakness in our internal control over financial reporting related to accounting for liabilities and that the Company’s disclosure controls and procedures were not effective for the impacted periods, including as of December 31, 2021 as a result of such material weakness.

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

Due to the material weaknesses in our internal control over financial reporting described above, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2022. For more information, see “Item 9.A. Controls and Procedures”.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken and expect to take further steps to remediate the material weaknesses. However, these remediation measures may be time consuming and costly, and there is no assurance that any remediation efforts will ultimately have the intended effects.

If we are unable to remediate the material weaknesses in a timely manner or at all, or if we identify additional material weaknesses in the future, (i) any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures, (ii) we may be unable to provide required financial information in a timely and reliable manner, and (iii) we may incorrectly report our financial information. In such case, if our financial statements are not filed on a timely basis, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. If any of these events were to occur, it could have a material adverse effect on our business. In addition, the existence of material weaknesses or a significant deficiency in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities and we may face litigation as a result.

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

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

Specifically, any Brazilian government’s actions to maintain economic stability, as well as public speculation about possible future actions, may contribute significantly to economic uncertainty in Brazil. The Brazilian currency has devalued frequently, including during the last two decades. In 2010, for example, the real fluctuated significantly against the U.S. dollar and, as of December 31, 2010, the U.S. dollar/real exchange rate was R$1.67 per U.S.$1.00, with an average for that year of R$1.76 per US$1.00, according to the PTAX closing selling rates as reported by the Brazilian Central Bank. By December 31, 2018, however, the real/U.S. dollar selling exchange rate was R$3.8813 per US$1.00, reflecting a 17.2% depreciation against the U.S. dollar as compared to the exchange rate of R$3.3125 at the beginning of the year. By the end of 2019, the real/U.S. dollar selling exchange rate was R$4.0307 per US$1.00, reflecting a 3.9% depreciation against the U.S. dollar as compared to the exchange rate of R$3.8813 at the beginning of the year. Over the course of 2020, the real depreciated sharply against the U.S. dollar, reaching its lowest level since the creation of the currency to R$5.94 per $1.00 in May 2020 and ending the year at R$5.1967 per US$1.00. As of December 31, 2021, the real/U.S. dollar selling exchange rate was R$5.579 per US$1.00. As of December 31, 2022, the real/U.S. dollar selling exchange rate was R$5.2177 per US$1.00. As of February 28, 2023, the real/U.S. dollar selling exchange rate was R$5.2078 per US$1.00. Throughout this period, the Brazilian government has implemented various economic plans and utilized a number of exchange rate policies, including sudden devaluations and periodic mini-devaluations, during which the frequency of adjustments has ranged from daily to monthly, floating exchange rate systems, exchange controls and dual exchange rate markets. There have been significant fluctuations in the exchange rates between Brazilian currency and the U.S. dollar and other currencies, which could potentially impact the valuations of potential Business Combination targets making them more or less attractive based on foreign exchange exposure.

Uncertainty regarding the implementation of changes and other reforms by the Brazilian government creates instability in the Brazilian economy as well as higher volatility in the Brazilian capital markets, worsened by the ongoing impacts of the COVID-19 pandemic. In addition, political instability has been exacerbated by the Brazilian polarized presidential election held in October 2022. After having his criminal convictions related to Operação Lava Jato overturned and his political rights restored by the Brazilian Supreme Court, former Brazilian president Luiz Inácio Lula da Silva ran for office in the presidential election and narrowly defeated President Jair Bolsonaro. Luiz Inácio Lula da Silva took office on January 1, 2023. In the aftermath of the November 2022 presidential election, there have been countrywide roadblocks and protests by supporters of former president Jair Bolsonaro disputing the election results, culminating, on January 8, 2022, in riots in the country’s federal capital Brasilia where protesters stormed government buildings, including the Congress, the Supreme Court and the Presidential Palace. It is unclear whether this heightened state of political and social tension will dissipate or intensify in coming months.

We cannot predict which policies president Luiz Inácio Lula da Silva may adopt or change during his term in office, or the effect that any such policies might have on the Brazilian economy. A failure by the Brazilian government to implement necessary reforms may result in diminished confidence in the Brazilian government’s budgetary condition and fiscal stance, which could result in downgrades of Brazil’s sovereign foreign credit rating by credit rating agencies, negatively impact Brazil’s economy, lead to further depreciation of the real and an increase in inflation and interest rates. Any of these factors could have significant adverse effects on the political and economic environment in Brazil, including limitations on our opportunities for our initial Business Combination in Brazil.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Administrative Services Agreement.”

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

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our Founder Shares and Private Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval and it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreements would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 Public Shareholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if it determines that the listing of the company to be acquired is against public policy at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

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

Following the consummation of the Initial Public Offering and the concurrent Private Placement of Private Warrants, we issued an aggregate of 11,581,862 warrants in connection with the Initial Public Offering (comprised of the 7,320,377 warrants included in the Units and the 4,261,485 Private Warrants). We accounted for these as a warrant liability and recorded at fair value, any changes in fair value each period reported in our earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business. There is no guarantee that we will be able to amend the terms of our warrant agreement (or potentially other agreements) to allow the warrants to be classified as equity in the future if we later determine that such different accounting may be advantageous to us in relation to consummating a Business Combination or otherwise.

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

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

As of December 31, 2022, we had $44,659 in cash, a working capital deficit of $5,075,585 and deferred offering costs of $7,686,396, comprised of $4,996,157 in deferred underwriting fees and $2,690,239 in deferred advisory fee - related party. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

We have no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Our PFIC status for our taxable year ended December 31, 2022, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2022, our current taxable year, or any subsequent taxable year. Further, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year.

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

Item 1.B.Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 55 West 46th Street, 30th floor, New York, NY 10036. Pursuant to an administrative services agreement entered into with our Sponsor on July 29, 2021, our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of December 31, 2022, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services. We consider our current office space adequate for our current operations.

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

(b) Holders

As of March 30, 2023, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately two holders of record of our redeemable warrants.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC, including those set forth in the Registration Statement relating to the proposed SuperBac Business Combination.

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

Recent Developments

Proposed Superbac Business Combination

On April 25, 2022, the Company entered into a Business Combination Agreement (as amended from time to time, the “Business Combination Agreement”) with (i) SUPERBAC PubCo Holdings Inc. (“PubCo”), (ii) BAC1 Holdings Inc., a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iii) BAC2 Holdings Inc., a direct wholly owned subsidiary of PubCo (“Merger Sub 2”), and (iv) SuperBac Biotechnology Solutions S.A., a corporation incorporated under the laws of the Federative Republic of Brazil (“SuperBac”).

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

On December 2, 2022, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac entered into the First Amendment Agreement to the Business Combination Agreement (“First BCA Amendment”), pursuant to which the parties thereto amended the Business Combination Agreement to extend the date by which either the Company or SuperBac can terminate the Business Combination Agreement if the transactions contemplated thereby have not been consummated by such date from November 21, 2022 to January 31, 2023 (and if such date is not a business day, then the next following business day). The First BCA Amendment is filed as Exhibit 2.2 to this Annual Report on Form 10-K and the foregoing description of the First BCA Amendment is qualified in its entirety by reference thereto.

On December 19, 2022, SuperBac held an ordinary and extraordinary general meeting of its shareholders (the “December 2022 Shareholder Meeting”) for the purposes of (i) approving in an ordinary general meeting of its shareholders, SuperBac’s financial statements for the year ended December 31, 2021 and the total remuneration of SuperBac’s directors for the 2022 fiscal year, and (ii) approving in an extraordinary general meeting of its shareholders, the entry into of the First BCA Amendment, and the terms and conditions of a proposed issuance of non-convertible debt by Superbac Indústria e Comércio de Fertilizantes S.A. (a wholly-owned subsidiary of SuperBac) (including the collateral and/or guarantees of such debt) in an aggregate principal amount not to exceed the equivalent in Brazilian reais of US$ 50.0 million. Each of the matters to be approved by SuperBac’s shareholders in the December 2022 Shareholder Meetings was duly approved.

On February 9, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac entered into the Second Amendment Agreement to the Business Combination Agreement (“Second BCA Amendment”), pursuant to which the parties thereto amended the Business Combination Agreement to extend the date by which either the Company or SuperBac can terminate the Business Combination Agreement if the transactions contemplated thereby have not been consummated by such date from January 31, 2023 to February 28, 2023 (and if such date is not a business day, then the next following business day). The Second BCA Amendment is filed as Exhibit 2.3 to this Annual Report on Form 10-K and the foregoing description of the Second BCA Amendment is qualified in its entirety by reference thereto. As of the date that this Annual Report on Form 10-K was filed with the SEC, the Business Combination Agreement has not been amended to extend the aforementioned date beyond February 28, 2023. Accordingly, pursuant to the terms of the Business Combination Agreement, the Business Combination Agreement can be terminated by the Company or SuperBac at any time.

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

For more information about the Business Combination Agreement and the proposed SuperBac Business Combination, see the Registration Statement that PubCo filed with the SEC, relating to the proposed SuperBac Business Combination. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed SuperBac Business Combination and does not contain the risks associated with the proposed SuperBac Business Combination. Such risks and effects relating to the proposed SuperBac Business Combination were included in the Registration Statement that PubCo filed with the SEC relating to the proposed SuperBac Business Combination.

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

For the year ended December 31, 2022, we had a net income of $1,911,455, which consisted of a $3,951,535 gain on the fair value of warrant liabilities, a $3,108,539 gain on investments held in the Trust Account and a $13,844 gain on foreign exchange, offset by $5,162,463 in operating, general and administrative expenses.

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

Liquidity and Capital Resources

As of December 31, 2022, we had cash outside the Trust Account of $44,659, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to our initial Business Combination.

On August 3, 2021, we completed the sale of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneous with the closing of our Initial Public Offering, we completed the sale of 4,000,000 Private Warrants at a price of $1.50 per Private Unit in a private placement to XPAC Sponsor LLC, generating gross proceeds of $6,000,000.

On August 19, 2021, the underwriter purchased an additional 1,961,131 of our Units at $10.00 per Unit, generating additional gross proceeds of $19,611,310 to us. In addition, we sold an additional 261,485 Private Warrants to the Sponsor.

Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through the payment by our initial stockholders of $25,000 to cover certain of our offering costs in consideration for the issuance of Founder Shares to our initial shareholders and up to $300,000 in loans available from our Sponsor. On December 27, 2021, the promissory note was amended to be payable upon consummation of the Business Combination. As of December 31, 2022, we had $300,000 outstanding under the promissory note. Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of our Initial Public Offering and our Private Placement held outside of the Trust Account.

Prior to our initial Business Combination, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2022, there was no amount outstanding under any Working Capital Loans.

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

As of December 31, 2022, we had $44,659 in cash and working capital deficit of $5,075,585. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In order to meet our financial needs between the current period and the consummation of a Business Combination, our Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that our plan to consummate a Business Combination will be successful or successful within the Combination Period. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are not able to consummate a Business Combination before August 3, 2023 (or by any extension in such time period as a result of a shareholder vote to amend our amended and restated memorandum and articles of association), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to complete a Business Combination by August 3, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 3, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of December 31, 2022 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of December 31, 2022, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

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

Item 7.A.Quantitative and Qualitative Disclosure About Market Risk.

As of December 31, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15 and 15d-15 under the Exchange Act. Due to the material weaknesses in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Item 9.B.    Other Information.

None.

Item 9.C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Chu Kong	67	Chief Executive Officer, Chairman
Guilherme Teixeira	38	Chief Investment Officer
Fabio Kann	35	Chief Financial Officer
Marcos Peixoto	42	Director
Denis Pedreira	46	Independent Director
Ana Cabral-Gardner	53	Independent Director
Camilo Tedde	59	Independent Director

Our directors and officers are as follows:

Chu Chiu Kong, Chief Executive Officer and Chairman

Mr. Kong is based in Brazil and has over 40 years of operational and investment experience in the country. During the last 25 years, he has led the operations of three private equity funds and executed several iconic transactions, including the investments in and successful exits of OdontoPrev S.A. (B3: ODPV3) (dentalcare insurance), Stone Co. (NASDAQ: STNE) (financial services) and XP Inc. (NASDAQ: XP) (financial services). Mr. Kong is currently a partner of XP Inc. and the head of its Private Equity division, where he led the successful fundraising of XP’s R$1.4 billion first vintage fund with a mid-market investment focus with approximately $30 million to $50 million equity check and the fundraising of XP’s R$1.67 billion second private equity fund, also with a mid-market investment focus. In less than one year of operations, XP’s private equity fund has received more than 400 investment opportunities, of which almost 200 originated from XP’s proprietary channels, with approximately 70% of capital already invested in five companies: (1) Brasil Olhos Participações S.A. (“Brasil Olhos”) (healthcare), (2) Botoclinic Franchising Gestão Empresarial S.A. (“Botoclinic”) (facial aesthetics), (3) Beyoung Cosméticos Ltda. (“Beyoung”) (beauty tech), (4) Pottencial Seguradora S.A. (“Pottencial Seguradora”) (insurance), (5) BRS Suprimentos Corporativos S.A. (“BRS Supply”) (business services), (6) Will S.A. Meios de Pagamento (“Will Bank”) (digital bank), (7) A.Life Entertainment Groups S.A. (“Grupo Alife-Nino”) (restaurants and entertainment) and (8) AZ Quest Investimentos Ltda. (“AZ Quest”) (asset management services). Before that, from 2007 until 2017, Mr Kong founded and was the co-head of Actis Brazil (investment firm), the Brazilian branch of Actis LLP, managing a $2.9 billion fund as of November 2010. Under his tenure, Actis Brazil invested in, among other investments, XP Inc., Stone Co., Cruzeiro do Sul Educacional S.A. (B3: CSED3) (education), It’sSeg Company (insurance services), GTEX Brasil (cleaning supplies), CSD (supermarket chain), CNA Idiomas (language school) and Genesis Certificações Serviços Administrativos Ltda. (business services). Prior to joining Actis Brazil, from 1997 to 2007, Mr Kong was a partner of TMG (investment firm), which, under his supervision, invested in, among other investments, OdontoPrev S.A., Softway (call-center) and Conductor Tecnologia S.A. (financial services). Mr. Kong served on the board of directors of XP Inc., Cruzeiro do Sul Educacional S.A., It’sSeg Company, GTEX Brasil, CDA, Softway and Conductor Tecnologia S.A. and currently serves on the board of directors of Brasil Olhos, Botoclinic, Beyoung, BRS Supply, Will Bank and Grupo Alife-Nino. Mr. Kong holds a B.A. in Business from Fundação Getulio Vargas (FGV-SP) and an LL.B. in Law from Universidade de São Paulo (USP).

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

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Ana Cabral-Gardner, Denis Barros Pedreira and Camilo de Oliveira Tedde is an independent director under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website www.xpac.com.br under “Corporate Governance”. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Pursuant to an administrative services agreement entered into with our Sponsor on July 29, 2021, commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of December 31, 2022, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services. As a result, we have not incurred or accrued for any expense related to this agreement. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates. In May 2021, our Sponsor transferred 30,000 Founder Shares to each of Ana Cabral-Gardner, Denis Barros Pedreira and Camilo de Oliveira Tedde, our independent directors, at their original per-share purchase price.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 30, 2023 with respect to our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our directors and officers; and
●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Warrants as these warrants are not exercisable within 60 days of March 30, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
		Approximate		Approximate
		Percentage of Class		Percentage of Class
		Issued and		Issued and
	Beneficially	Outstanding Ordinary	Beneficially	Outstanding Ordinary
	Owned	Shares	Owned	Shares
Name and Address of Beneficial Owner (2)
XPAC Sponsor LLC (our Sponsor) (3)	—	—	5,400,283	98.4%
XP Inc. (4)	2,109,257	9.6%	5,400,283	98.4%
TRUXT Investimentos Ltda. (5)	1,949,957	8.9%	—	—
Aristeia Capital, L.L.C. (6)	1,930,176	8.8%	—	—
Glazer Capital, LLC (7)	2,181,000	9.9%	—	—
Chu Kong	—	—	—	—
Guilherme Teixeira	—	—	—	—
Fabio Kann	—	—	—	—
Marcos Peixoto	—	—	—	—
Denis Pedreira	—	—	30,000	*
Ana Cabral-Gardner	—	—	30,000	*
Camilo Tedde	—	—	30,000	*
All directors and officers as a group (7 individuals)	—	—	90,000	1.6
*	Less than one percent.
(1)Unless otherwise noted, the business address of each of the following entities or individuals is c/o XPAC Sponsor LLC, 55 West 46th Street, 30th floor, New York, NY 10036.
(2)Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. No. 333-256097).
(3)XPAC Sponsor LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. The sole member of our Sponsor, XP Inc., by virtue of its control over our Sponsor, may be deemed to beneficially own shares held by our Sponsor.
(4)Includes (i) 5,400,283 Class B ordinary shares held by XPAC Sponsor LLC that are convertible for Class A ordinary shares; (ii) 1,222,500 Class A ordinary shares held by Trend XPAC Fundo de Acoes Investimento no Exterior, which is a fund managed by an affiliate of XP Inc.; (iii) 847,709 Class A ordinary shares held by Brazil International Fund SPC — LB International Fund CS, which is a fund managed by an affiliate of XP Inc.; (iv) 37,247 Class A ordinary shares held by XP Long Term FIM IE, which is a fund managed by an affiliate of XP Inc.; and (v) 1,801 Class A ordinary shares held by XP Long Term Equity Institucional Master FIA, which is a fund managed by an affiliate of XP Inc.
(5)This information is based solely on the Schedule 13G/A filed with the SEC on January 31, 2023 on behalf of TRUXT Investimentos Ltda. (“TRUXT”), TRUXT Brazil Long Bias and Bruno de Godoy Garcia (“Mr. Garcia”). TRUXT and Mr. Garcia have shared voting and dispositive power over 1,949,957 Class A ordinary shares. Mr. Garcia is the Chief Investment Officer and a controlling person of TRUXT. TRUXT is the investment manager, and Mr. Garcia is the portfolio manager, of TRUXT Brazil Long Bias, a Cayman Islands corporation. TRUXT, Mr. Garcia and TRUXT Brazil Long Bias may be deemed to share voting and dispositive power with respect to 1,720,832 Class A ordinary shares held by TRUXT Brazil Long Bias. The business address of each of TRUXT, TRUXT Brazil Long Bias and Mr. Garcia is Av. Ataulfo de Paiva, 153, 6 floor, Leblon, Rio de Janeiro, RJ, 22440-032 Brazil.
(6)This information is based solely on the Schedule 13G filed with the SEC on February 14, 2023 on behalf of Aristeia Capital, L.L.C. Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to 1,930,176 Class A ordinary shares held by, one or more private investment funds. The business address of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(7)This information is based solely on the Schedule 13G filed with the SEC on February 14, 2023 on behalf of Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer (“Mr. Glazer”). Glazer Capital and Mr. Glazer have shared voting and dispositive power over 2,181,000 Class A ordinary shares. Glazer Capital is a Delaware limited liability company and reported the Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”). Mr. Glazer (“Mr. Glazer”) serves as the Managing Member of Glazer Capital. The business address of each Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

Related Party Notes

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of December 31, 2022, we had no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement entered into with our Sponsor on July 29, 2021, our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of December 31, 2022, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services. As a result, we have not incurred or accrued for any expense related to this agreement.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021 include:

		For the Period from March 11, 2021
	For the Year ended	(Inception) Through
	December 31, 2022	December 31, 2021
Audit Fees(1)	$175,260	$157,075
Audit-Related Fees(2)	$136,368	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$311,628	$157,075
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements:

XPAC ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholder’s Deficit for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021	F-6
Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

XPAC Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of XPAC Acquisition Corp. (the “Company”) as of December 31, 2022 and December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021

San Francisco, California

March 30, 2023

XPAC ACQUISITION CORP.

BALANCE SHEETS

	As of	As of
	December 31, 2022	December 31, 2021
Assets
Current assets
Cash	$44,659	$352,190
Prepaid expenses	233,489	411,502
Total current assets	278,148	763,692
Investments held in Trust Account	222,726,270	219,617,731
Prepaid expenses - non-current portion	—	233,479
Total assets	$223,004,418	$220,614,902

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	295,328	132,916
Accrued expenses	4,966,405	914,809
Accrued offering costs	92,000	92,000
Total current liabilities	5,353,733	1,139,725
Promissory note payable - related party	300,000	84,412
Deferred underwriter’s commission fee	4,996,157	5,380,477
Deferred advisory fee - related party	2,690,239	2,305,919
Warrant liabilities	1,874,437	5,825,972
Total liabilities	$15,214,566	$14,736,505

Commitments and contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 21,961,131 shares at December 31, 2022 and December 31, 2021, at redemption value of $10.14 and $10.00, respectively	222,726,270	219,617,731

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 21,961,131 Class A ordinary shares subject to possible redemption) issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,490,283 issued and outstanding	549	549
Accumulated deficit	(14,936,967)	(13,739,883)
Total shareholders’ deficit	(14,936,418)	(13,739,334)
Total liabilities and shareholders’ deficit	$223,004,418	$220,614,902

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period from
		March 11 (inception)
	For the Year ended	through
	December 31, 2022	December 31, 2021
Formation and operating costs	5,162,463	2,009,696
Loss from operations	(5,162,463)	(2,009,696)

Other income
Change in fair value of warrant liabilities	3,951,535	7,862,415
Offering expenses related to warrant issuance	—	(519,498)
Gain on securities held in trust	3,108,539	6,421
Foreign exchange gain or loss	13,844	(47)
Total other income	7,073,918	7,349,291

Net Income	$1,911,455	$5,339,595

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	21,961,131	11,097,142
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.07	$0.33

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,490,283	5,088,474
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.07	$0.33

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2021	—	—	5,490,283	549	—	(13,739,883)	(13,739,334)
Accretion of Redeemable shares to redemption value	—	—	—	—	—	(3,108,539)	(3,108,539)
Net income	—	—	—	—	—	1,911,455	1,911,455
Balance - December 31, 2022	—	—	5,490,283	$549	$—	$(14,936,967)	$(14,936,418)

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 11 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - March 11, 2021	—	—	—	—	—	—	—
Issuance of founder shares	—	—	5,750,000	575	24,425	—	25,000
Forfeiture of founder shares	—	—	(259,717)	(26)	26	—	—
Accretion of Class A ordinary shares to initial redemption amount	—	—	—	—	(24,451)	(19,592,274)	(19,617,025)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,421)	(6,421)
Capital contribution - related party	—	—	—	—	—	519,517	519,517
Net income	—	—	—	—	—	5,339,595	5,339,595
Balance - December 31, 2021	—	—	5,490,283	$549	$—	$(13,739,883)	$(13,739,334)

The accompanying notes are an integral part of these financial statements.

XPAC ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period from
		March 11 (inception)
	For the Year ended	through
	December 31, 2022	December 31, 2021
Cash Flows from operating activities:
Net income	1,911,455	5,339,595
Gain on securities held in trust	(3,108,539)	(6,421)
Change in fair value of warrant liabilities	(3,951,535)	(7,862,415)
Offering costs allocated to warrants	—	519,498
Business combination expense paid by Sponsor	—	519,517
Changes in operating assets and liabilities:
Prepaid expenses	178,013	(644,981)
Prepaid expenses - non-current	233,479	—
Accounts payable	162,412	132,916
Accrued expenses	4,051,596	914,809
Due to Sponsor	—	—
Net cash used in operating activities	(523,119)	(1,087,482)

Cash Flows from investing activities:
Purchase of investments held in trust account	—	(219,611,310)
Net cash used by investing activities	—	(219,611,310)

Cash Flows from financing activities:
Proceeds from sale of Founder Shares	—	25,000
Proceeds from affiliate promissory note	215,588	—
Proceeds from sale of Units	—	215,219,083
Proceeds from sale of Private Placement Units	—	6,392,228
Payment of offering cost	—	(669,741)
Due to related party	—	84,412
Net cash provided by financing activities	215,588	221,050,982

Net change in cash	(307,531)	352,190
Cash at beginning of period	352,190	—
Cash at end of period	$44,659	$352,190

Non-cash financing activities:
Initial classification of ordinary shares subject to possible redemption	—	(219,611,310)
Deferred underwriting fee payable	—	5,380,477
Deferred advisory fee – related party	—	2,305,919
Deferred offering costs included in accrued offering costs	—	92,000
Deferred offering costs included in due to related party	—	84,412
Remeasurement of ordinary shares subject to possible redemption value	3,108,539	(6,421)
Capital contribution – related party	—	519,517

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 29, 2021 (the “Effective Date”). On August 3, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 Private Warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant in a private placement to XPAC Sponsor LLC (the “Sponsor”) generating proceeds of $6,000,000 from the sale of the Private Warrants, which is discussed in Note 4.

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

Upon completion of the Business Combination, (i) the current shareholders of SuperBac are expected to own approximately 46.6% of the outstanding share capital of PubCo (which includes approximately 20.3% to be held by Temasek (being Sommerville Investments B.V., Orjen Investments Pte. Ltd. and any of their respective affiliates)), (ii) the Company’s existing public shareholders are expected to own approximately 42.7% of the outstanding share capital of PubCo, and (iii) XPAC Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”) (which is wholly owned by XP Inc.), together with the current independent directors of the Company, is expected to own approximately 10.7% of the outstanding share capital of PubCo, assuming no redemptions from the Company’s existing public shareholders, assuming no equity or debt financings being entered in connection with the Business Combination and other assumptions.

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

Going Concern Consideration

At December 31, 2022, the Company had $44,659 in cash and working capital deficit of $5,075,585. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to meet the Company’s financial needs between the current period and the consummation of a Business Combination, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans (as defined below) (Note 5).These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is not able to consummate a Business Combination before August 3, 2023 (or by any extension in such time period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association), the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to complete a Business Combination by August 3, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 3, 2023.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year ended		For the period from March 11 through
	December 31, 2022		December 31, 2021
		Non-		Non-
	Redeemable	Redeemable		Redeemable
	Class A	Class B		Class B
	Ordinary	Ordinary	Redeemable Class	Ordinary
	Shares	Shares	A Ordinary Shares	Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,529,164	$382,291	$3,660,920	$1,678,675

Denominator:
Weighted-average shares outstanding	21,961,131	5,490,283	11,097,142	5,088,474
Basic and diluted net income per share	$0.07	$0.07	$0.33	$0.33

Fair Value of Financial Instruments

The fair value of the Company’s assets held in the Trust Account which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $44,659 and $352,190 and no cash equivalents as of December 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of December 31, 2022 and December 31, 2021, $222,726,270 and $ 219,617,731, respectively, held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains or losses resulting from the change in fair value of these securities are included in gains (losses) on investments held in the Trust Account on the accompanying statement of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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

As of December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	As of	As of
	December 31,	December 31,
	2022	2021
Beginning Balance	$219,617,731	$—
Gross Proceeds from Initial Public Offering and over-allotment	—	219,611,310
Less:
Issuance costs related to redeemable Class A ordinary shares	—	(11,010,457)
Fair value of Public Warrants	—	(8,606,567)
Plus:
Remeasurement of carrying value to redemption value	3,108,539	19,623,446
Class A ordinary shares subject to possible redemption	$222,726,270	$219,617,731

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

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

Director Shares

On May 12, 2021, the Sponsor transferred 90,000 Founder Shares in the aggregate to independent directors (“Director Shares”) at a price of $0.004 per share for gross proceeds of approximately $390. The fair value of the Director Shares was $8.01 per share or $720,459 in total as of May 12, 2021, which was calculated using a valuation model that takes into account various assumptions such as the probability of successfully completing the Business Combination among other factors. The transfer of the Director Shares to the independent directors is deemed to be a benefit to the Company. As such, the excess fair value over the purchase price of $720,068 must be considered an expense to the Company under SAB Topic 5A. As the assignment agreement underlying the Director Shares contains a performance obligation contingent upon consummation of the Business Combination, the expense will not be recognized until such time as the Business Combination is considered probable. A liquidity event such as a change in control or Business Combination is not considered probable under ASC Topic 718, “Compensation - Stock Compensation,” and as such this will not be recorded until consummation of the Company’s Business Combination.

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of December 31, 2021, the Company had $84,412 outstanding under the promissory note. On February 7, 2022, the Sponsor funded an additional $215,588 to the Company, resulting in $300,000 outstanding as of December 31, 2022.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of December 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement entered into with the Sponsor on July 29, 2021, the Sponsor may charge the Company a $10,000 per month fee for office space, administrative and support services. As of December 31, 2022 and December 31, 2021, the Sponsor has not charged, and does not intend to charge in the future, any amount in relation to the provision of these services. As a result, the Company has not incurred or accrued for any expense related to this agreement.

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

Additionally, XP Investimentos will be entitled to $2,690,239 upon the consummation of a Business Combination. This is included in “Deferred advisory fee - related party” as of December 31, 2022.

Capital Contribution — Related Party

The Company’s Sponsor engaged a third-party professional services provider on behalf of the Company to conduct business due diligence services. The $0.5 million payment of such fees was deemed to be a benefit to the Company under SAB Topic 5A and was recorded to accumulated deficit and formation and operating expenses.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 21,961,131 Class A ordinary shares issued and no shares outstanding, excluding 21,961,131 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were 5,490,283 Class B ordinary shares issued and outstanding. The shares collectively represent 20% of the Company’s issued and outstanding ordinary shares. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

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

As of December 31, 2022 and December 31, 2021, there were 7,320,377 Public Warrants and 4,261,485 Private Warrants outstanding. The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because an event that is not within the entity’s control could require net cash settlement the warrants do not meet the criteria for equity classification and as a result each warrant must be recorded as a derivative liability.

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

NOTE 9- RECURRING FAIR VALUE MEASUREMENTS

As of December 31, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $1,874,437 and $5,825,972, respectively.

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

The following table presents fair value information as of December 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$222,726,270	$—	$—
Liabilities:
Public Warrants	$1,184,437	$—	$—
Private Warrants	$—	$—	$690,000

	As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$219,617,731	$—	$—
Liabilities:
Public Warrants	$3,665,972	$—	$—
Private Warrants	$—	$—	$2,160,000

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

Transfers between Levels are recorded at the end of each reporting period. For the period ended December 31, 2022, there were no transfers between levels.

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

As of December 31, 2022, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.

The following table presents a summary of the changes in the fair value of the Warrants liabilities classified as Level 3, measured on a recurring basis.

	Private Warrant	Public Warrant
	Liabilities	Liabilities
Fair Value as of August 3, 2021 and August 19, 2021 (initial measurement)	$5,081,820	$8,606,567
Transfer out of Level 3	—	(8,606,567)
Change in fair value of warrant liabilities	(2,921,820)	—
Fair Value as of December 31, 2021	$2,160,000	$—
Change in fair value of warrant liabilities	(1,470,000)	—
Fair Value as of December 31, 2022	$690,000	$—

The key inputs into the Monte Carlo formula model were as follows for December 31, 2021 and the initial measurement on December 31, 2022, December 31, 2021 and August 3, 2021:

	Private Warrant Liabilities
	December 31, 2022		December 31, 2021		August 3, 2021
Share price	$10.00		$9.69		$9.61
Exercise price	$11.50		$11.50		$11.50
Risk-free rate	3.95%		1.31%		0.81%
Expected term of warrants	5.08	years	5.6	years	6.0	years
Volatility	0.001%		10.56%		19.36%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events, other than those described below, as of the date that the financial statements were issued.

On February 9, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac entered into the Second Amendment Agreement to the Business Combination Agreement (“Second BCA Amendment”), pursuant to which the parties thereto amended the Business Combination Agreement to extend the date by which either the Company or SuperBac can terminate the Business Combination Agreement if the transactions contemplated thereby have not been consummated by such date from January 31, 2023 to February 28, 2023 (and if such date is not a business day, then the next following business day). As of the date that the financial statements were issued, the Business Combination Agreement has not been amended to extend the aforementioned date beyond February 28, 2023. Accordingly, pursuant to the terms of the Business Combination Agreement, the Business Combination Agreement can be terminated by the Company or SuperBac at any time.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
2.1(1)†	Business Combination Agreement, dated as of April 25, 2022, by and among PubCo, the Company, Merger Sub 1, Merger Sub 2, and SuperBac.
2.2(2)	First Amendment Agreement to the Business Combination Agreement, dated as of December 2, 2022, by and among XPAC, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac.
2.3(3)	Second Amendment Agreement to the Business Combination Agreement, dated as of February 9, 2023, by and among XPAC, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac.
3.1(4)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(4)	Warrant Agreement, dated July 29, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(5)	Description of the Company’s securities.
10.1(4)	Letter Agreement, dated July 29, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(4)	Investment Management Trust Agreement, dated July 29, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(4)	Registration Rights Agreement, dated July 29, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(4)	Administrative Services Agreement, dated July 29, 2021, between the Company and the Sponsor.
10.5(4)	Sponsor Warrants Purchase Agreement, dated July 29, 2021, between the Company and the Sponsor.
10.6(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Chu Chiu Kong.
10.7(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Guilherme Teixeira.
10.8(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Fabio Kann.
10.9(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Marcos Peixoto.
10.10(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Denis Pedreira.
10.11(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Ana Cabral-Gardner.
10.12(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Camilo de Oliveira Tedde.
10.13(1)	Sponsor Support Agreement, dated as of April 25, 2022, by and among SuperBac, the Company, PubCo and the Sponsor.
10.14(1) †	Voting and Support Agreement dated as of April 25, 2022, by and among SuperBac, PubCo, the Company and certain SuperBac shareholders.
10.15(1)	Lock-up Agreement dated as of April 25, 2022, by and among certain SuperBac shareholders.
10.16(6)†	Investment Agreement dated as of April 26, 2022, by and among SuperBac and certain SuperBac shareholders.
10.17(1)	Form of Registration Rights Agreement.
10.18(1)	Form of Assignment, Assumption and Amendment Agreement.
10.19(1)	Form of PIPE Subscription Agreement.
10.20(7)	Form of Lock-up Joinder Agreement.
10.21(7)	Form of Investment Agreement Joinder.
14.01(8)	Form of Code of Ethics and Business Conduct.
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**Furnished herewith.

† The schedules and exhibits to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. XPAC Acquisition Corp. agrees to furnish supplementally a copy of such schedules and exhibits to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Form 8-K filed on April 25, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K filed on December 2, 2022.
(3)	Incorporated by reference to the Company’s Form 8-K filed on February 9, 2023.
(4)	Incorporated by reference to the Company’s Form 8-K filed on August 3, 2021.
(5)	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2022.

(6)Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2022.

(7)	Incorporated by reference to the Company’s Form 8-K filed on June 2, 2022.
(8)	Incorporated by reference to the Company’s Form S-1 filed on May 13, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPAC ACQUISITION CORP.

Date: March 30, 2023	/s/ Chu Chiu Kong
By: Chu Chiu Kong
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chu Chiu Kong
Name:	Chu Chiu Kong
Title:	Chief Executive Officer (Principal Executive Officer) and Chairman
Date:	March 30, 2023

/s/ Guilherme Teixeira
Name:	Guilherme Teixeira
Title:	Chief Investment Officer
Date:	March 30, 2023

/s/ Fabio Kann
Name:	Fabio Kann
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 30, 2023

/s/ Marcos Peixoto
Name:	Marcos Peixoto
Title:	Director
Date:	March 30, 2023

/s/ Denis Pedreira
Name:	Denis Pedreira
Title:	Director
Date:	March 30, 2023

/s/ Ana Cabral-Gardner
Name:	Ana Cabral-Gardner
Title:	Director
Date:	March 30, 2023

/s/ Camilo de Oliveira Tedde
Name:	Camilo de Oliveira Tedde
Title:	Director
Date:	March 30, 2023