Form 10-Q
period 2023-03-31
XPAC Acquisition Corp.
filed 2023-05-11
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 21,961,131 Class A ordinary shares at $0.0001 par value, 5,490,283 Class B ordinary shares at $0.0001 par value, issued and outstanding at May 11, 2023.

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3
	Condensed Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (unaudited)	3
	Condensed Statements of Operations for the three months ended March 31, 2023 (unaudited) and for the three months ended March 31, 2022 (unaudited)	4
	Condensed Statements of Changes In Shareholders’ Deficit for the three months ended March 31, 2023 (unaudited) and for the three months ended March 31, 2022 (unaudited)	5
	Condensed Statements of Cash Flows for the three months ended March 31, 2023 (unaudited) and for the three months ended March 31, 2022 (unaudited)	6
	Notes To Condensed Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

XPAC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$10,640	$44,659
Prepaid expenses	185,927	233,489
Total current assets	196,567	278,148
Investments held in Trust Account	225,085,692	222,726,270
Total assets	$225,282,259	$223,004,418

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$122,721	$295,328
Accrued expenses	5,418,212	4,966,405
Accrued offering costs	92,000	92,000
Due to/from Sponsor	269,958	—
Total current liabilities	5,902,891	5,353,733
Promissory note payable – related party	300,000	300,000
Deferred underwriter’s commission fee	4,996,157	4,996,157
Deferred advisory fee – related party	2,690,239	2,690,239
Warrant liabilities	1,058,083	1,874,437
Total liabilities	14,947,370	15,214,566

Commitments and contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 21,961,131 shares at redemption value of $10.25 and $10.14 as of March 31, 2023 and December 31, 2022, respectively	225,085,692	222,726,270

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 21,961,131 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,490,283 shares issued and outstanding	549	549
Accumulated deficit	(14,751,352)	(14,936,967)
Total shareholders’ deficit	(14,750,803)	(14,936,418)
Total liabilities and shareholders’ deficit	$225,282,259	$223,004,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three
	months ended
	March 31, 2023	March 31, 2022
Formation and operating costs	$608,385	$1,255,542
Loss from operations	(608,385)	(1,255,542)
Other income (expense)
Change in fair value of warrant liabilities	816,354	1,062,617
Gain on securities held in trust	2,359,422	14,424
Interest earned on bank account	12	—
Foreign exchange loss	(22,366)	(30,003)
Total other income	3,153,422	1,047,038
Net income (loss)	$2,545,037	$(208,504)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	21,961,131	21,961,131
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.09	$(0.01)
Basic and diluted weighted average shares outstanding, non- redeemable Class B ordinary shares	5,490,283	5,490,283
Basic and diluted net income (loss) per share, non- redeemable Class B ordinary shares	$0.09	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	5,490,283	$549	$—	$(14,936,967)	$(14,936,418)
Remeasurement of of Class A shares to redemption amount	—	—	—	—	—	(2,359,422)	(2,359,422)
Net income	—	—	—	—	—	2,545,037	2,545,037
Balance – March 31, 2023	—	$—	5,490,283	$549	—	(14,751,352)	(14,750,803)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2021 (Restated)	—	$—	5,490,283	$549	$—	$(13,739,883)	$(13,739,334)
Remeasurement of of Class A shares to redemption amount	—	—	—	—	—	(14,424)	(14,424)
Net loss	—	—	—	—	—	(208,504)	(208,504)
Balance – March 31, 2022 (Restated)	—	—	5,490,283	549	—	(13,962,811)	(13,962,262)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
Cash flow from operating activities:
Net income (loss)	$2,545,037	$(208,504)
Gain on securities held in trust	(2,359,422)	(14,424)
Change in fair value of warrant liabilities	(816,354)	(1,062,617)
Changes in operating assets and liabilities:
Prepaid expenses	47,562	(33,373)
Prepaid expenses – non-current	—	100,062
Accounts payable	(172,607)	(119,338)
Accrued expenses	451,807	1,078,406
Due to Sponsor	269,958	—
Net cash used in operating activities	(34,019)	(259,788)

Cash flow from financing activities:
Proceeds from affiliate promissory note	—	215,588
Net cash provided by financing activities	—	215,588

Net change in cash	(34,019)	(44,200)
Cash at beginning of period	44,659	352,190
Cash at end of period	$10,640	$307,990

Non-cash financing activities:
Remeasurement of ordinary shares subject to possible redemption value	$2,359,422	$14,423

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 29, 2021 (the “Effective Date”). On August 3, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units (as defined below) at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 Private Warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant in a private placement to XPAC Sponsor, LLC (the “Sponsor”) generating proceeds of $6,000,000 from the sale of the Private Warrants, which is discussed in Note 4.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. On May 3, 2023, the Company’s board of directors determined that it is very unlikely that the Company would able to complete an initial business combination with a target other than SuperBac (as defined below under “-Terminated Business Combination”) (with which the proposed Business Combination has been terminated) before the Original Termination Date (as defined below). The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Management agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of the Class A ordinary shares included in the units (the “Units”) sold in the Initial Public Offering (the “Public Shares”) upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein.

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

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination (i.e., August 3, 2023) (the “Original Termination Date”) (subject to any extension in the amount of time that the Company has to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association) (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, originally offered together with Public Warrants (as defined in “Note 3”) as Units in the Initial Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Terminated Business Combination

On April 25, 2022, the Company entered into a Business Combination Agreement (the “ Business Combination Agreement”) with (i) SUPERBAC PubCo Holdings Inc, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“ PubCo”), (ii) BAC1 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“ Merger Sub 1”), (iii) BAC2 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“ Merger Sub 2”), and (iv) SuperBac Biotechnology Solutions S.A., a corporation incorporated under the laws of the Federative Republic of Brazil (“ SuperBac”), pursuant to which the Company agreed to combine with SuperBac in a series of transactions that would result in PubCo becoming a publicly-traded company and listed on the Nasdaq Capital Market (the “Nasdaq”), with PubCo indirectly owning at least ninety-five percent (95%), but potentially less than one hundred percent (100%) of the equity interests in SuperBac (on a fully-diluted basis).

Consummation of the transactions contemplated by the Business Combination Agreement or any of the other Transaction Documents (as defined in the Business Combination Agreement) (the “Transactions”) was subject to customary conditions, including (i) approval by the Company’s and SuperBac’s shareholders (certain of which SuperBac shareholder approvals were obtained on May 12, 2022, with other approvals remaining outstanding), (ii) the absence of any law or governmental order which has the effect of making consummation of the Transactions illegal or which otherwise prevents or prohibits consummation of the Transactions, (ii) the effectiveness of the registration statement filed in connection with the proposed SuperBac Business Combination, (iii) PubCo’s initial listing application with Nasdaq in connection with the Transactions shall have been conditionally approved and Class A ordinary shares of PubCo to be issued in connection with the Transactions shall have been approved for listing on the Nasdaq Capital Market, subject to official notice of issuance, and (iv) material accuracy of representations and warranties, and material compliance with covenants, in the Business Combination Agreement.

In addition, the obligations of SuperBac to consummate the Transactions were subject, among others, to: (i) the condition that the Post-Redemption Trust Account Balance (as defined in the Business Combination Agreement), plus the PIPE Gross Proceeds (as defined in the Business Combination Agreement) (minus any unreimbursed Excess of Company Transaction Expenses (as defined in the Business Combination Agreement)), in each case, to be made available to PubCo at the Acquisition Closing (as defined in the Business Combination Agreement), shall be at least $150,000,000, and (ii) at the Acquisition Closing (as defined in the Business Combination Agreement), the Company having at least $5,000,001 in tangible net assets after giving effect to the XPAC Share Redemptions (as defined in the Business Combination Agreement).

On December 2, 2022, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco BAC Holdings, Inc. (“Newco”) and SuperBac, entered into the First Amendment Agreement to the Business Combination Agreement, pursuant to which the parties thereto amended the Business Combination Agreement to extend the date by which either the Company or SuperBac could terminate the Business Combination Agreement if the transactions contemplated thereby have not been consummated by such date from November 21, 2022 to January 31, 2023 (and if such date is not a business day, then the next following business day).

On February 9, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac, entered into the Second Amendment Agreement to the Business Combination Agreement, pursuant to which the parties thereto amended the Business Combination Agreement to extend the date by which either the Company or SuperBac could terminate the Business Combination Agreement if the transactions contemplated thereby have not been consummated by such date from January 31, 2023 to February 28, 2023 (and if such date is not a business day, then the next following business day).

On May 2, 2023, SuperBac informed the Company that it had decided to terminate the Business Combination Agreement, which SuperBac is entitled to do pursuant to Section 10.1(i) of the Business Combination Agreement. Effective as of May 3, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac mutually agreed to terminate the Business Combination Agreement pursuant to a Termination of the Business Combination Agreement dated May 3, 2023 by and between the Parties (the “Termination Agreement”). Upon the termination of the Business Combination Agreement, each of the (i) Sponsor Support Agreement, (ii) Voting and Support Agreement, (iii) Lock-up Agreements, and (iv) Investment Agreement (each as defined in the Business Combination Agreement) were automatically terminated in accordance with their respective terms. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Terminated SuperBac Business Combination.”

Proposed Extraordinary General Meeting to Consider the Accelerated Shareholder Termination Matters

In connection with the termination of the Business Combination, on May 3, 2023, the Company’s board of directors held a video conference meeting that was also attended by the Company’s management team. In that meeting, the Company’s board of directors: (i) resolved to approve the entry into of the Termination Agreement by the Company; (ii) determined that it is very unlikely that the Company would able to complete an initial business combination with a target other than SuperBac before the Original Termination Date; (iii) determined that it is in the best interests of the Company and its shareholders to accelerate the Original Termination Date to a date to be determined in due course.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Proposed Extraordinary General Meeting to Consider the Accelerated Shareholder Termination Matters.” As described in that section, the Accelerated Termination Shareholder Matters (as defined below) will be submitted to the shareholders of the Company for their consideration. On May 8, 2023, we filed a preliminary Accelerated Liquidation Proxy Statement with the SEC and the Company expects that that a definitive Accelerated Liquidation Proxy Statement would be distributed to the Company’s shareholders in due course in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the Accelerated Termination Shareholder Matters.

Going Concern Consideration

At March 31, 2023, the Company had $10,640 in cash and working capital deficit of $5,706,324. The Company has incurred significant costs in pursuit of its acquisition plans, and the Company currently expects to incur significant costs in connection with the preparation of the Accelerated Liquidation Proxy Statement in preliminary and definitive form and in connection with the Extraordinary General Meeting. In order to meet the Company’s financial needs after March 31, 2023, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans (as defined below) (Note 5). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is not able to consummate a Business Combination before August 3, 2023 (or by any extension in such time period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association), the Company will commence an automatic winding up, dissolution and liquidation. Effective as of May 3, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac mutually agreed to terminate the Business Combination Agreement pursuant to the Termination Agreement dated May 3, 2023.  On May 3, 2023, the Company’s board of directors determined that it is very unlikely that the Company would able to complete an initial business combination with a target other than SuperBac (with which the proposed Business Combination has been terminated) before the Original Termination Date and that it is in the best interests of the Company and its shareholders to accelerate the Original Termination Date to a date to be determined in due course. On May 8, 2023, the Company filed a preliminary proxy statement (the “Accelerated Liquidation Proxy Statement”) with the SEC in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the proposed acceleration of the Original Termination Date to a date to be determined in due course. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Terminated SuperBac Business Combination.” No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 3, 2023 or, any accelerated liquidation date that may be approved by the shareholders of the Company in an extraordinary general meeting.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the three months ended
	March 31, 2023		March 31, 2022
				Non-
	Redeemable		Redeemable	Redeemable
	Class A	Non-Redeemable	Class A	Class B
	Ordinary	Class B Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$2,036,030	$509,007	$(166,803)	$(41,701)

Denominator:
Weighted-average shares outstanding	21,961,131	5,490,283	21,961,131	5,490,283
Basic and diluted net income (loss) per share	$0.09	$0.09	$(0.01)	$(0.01)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $10,640 and $44,659 and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, $225,085,692 and $222,726,270, respectively, held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains or losses resulting from the change in fair value of these securities are included in gains (losses) on investments held in the Trust Account on the accompanying statement of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	As of	As of
	March 31,	December 31,
	2023	2022
Beginning Balance	$222,726,270	$219,617,731
Plus:
Remeasurement of carrying value to redemption value	2,359,422	3,108,539
Class A ordinary shares subject to possible redemption	$225,085,692	$222,726,270

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

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of December 31, 2022 and March 31, 2023, the Company had $300,000 outstanding under the Promissory Note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Due to Sponsor

The Sponsor has paid certain expenses on the Company’s behalf for which the Company will reimburse them upon consummation of the Business Combination.

Administrative Services Agreement

Pursuant to an administrative services agreement entered into with the Sponsor on July 29, 2021, the Sponsor may charge the Company a $10,000 per month fee for office space, administrative and support services. As of March 31, 2023, the Sponsor has not charged, and does not intend to charge in the future, any amount in relation to the provision of these services. As a result, the Company has not incurred or accrued for any expense related to this agreement.

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

Additionally, XP Investimentos is entitled to $2,690,239 if a Business Combination were to be consummated. This amount is included in “Deferred advisory fee – related party” as of March 31, 2023 and December 31, 2022.

Capital Contribution – Related Party

The Company’s Sponsor engaged a third-party professional services provider on behalf of the Company to conduct business due diligence services in 2021. The $0.5 million payment of such fees was deemed to be a benefit to the Company under SAB Topic 5A and was recorded to accumulated deficit and formation and operating expenses.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 21,961,131 Class A ordinary shares issued and no shares outstanding, excluding 21,961,131 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,490,283 Class B ordinary shares issued and outstanding. The shares collectively represent 20% of the Company’s issued and outstanding ordinary shares. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

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

As of March 31, 2023 and December 31, 2022, there were 7,320,377 Public Warrants and 4,261,485 Private Warrants outstanding. The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because an event that is not within the entity’s control could require net cash settlement the warrants do not meet the criteria for equity classification and as a result each warrant must be recorded as a derivative liability.

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

NOTE 9 — RECURRING FAIR VALUE MEASUREMENTS

As of March 31, 2023 and December 31, 2022, the Company’s warrant liabilities were valued at $1,058,083 and $1,874,437, respectively.

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

The following tables present fair value information as of March 31, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$225,085,692	$—	$—
Liabilities:
Public Warrants	$669,083	$—	$—
Private Warrants	$—	$—	$389,000

	As of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$222,726,270	$—	$—
Liabilities:
Public Warrants	$1,184,437	$—	$—
Private Warrants	$—	$—	$690,000

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

Transfers between Levels are recorded at the end of each reporting period. For the period ended March 31, 2023, there were no transfers between levels.

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

As of March 31, 2023, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.

The following table presents a summary of the changes in the fair value of the Warrants liabilities classified as Level 3, measured on a recurring basis.

	Private Warrant	Public Warrant
	Liabilities	Liabilities
Fair value as of December 31, 2021	$2,160,000	$—
Change in fair value of warrant liabilities	(1,470,000)	—
Fair value as of December 31, 2022	$690,000	$—
Change in fair value of warrant liabilities	(301,000)	—
Fair value of as of March 31, 2023	$389,000	$—

The key inputs into the Monte Carlo formula model were as follows for March 31, 2023 and December 31, 2022 and December 31, 2021:

	Private Warrant Liabilities
	March 31, 2023		December 31, 2022
Share price	$10.20		$10.00
Exercise price	$11.50		$11.50
Risk-free rate	3.57%		3.95%
Expected term of warrants	5.08	years	5.08	years
Volatility	0.001%		0.001%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. Except as described below, the Company identified no subsequent events as of the date that the financial statements were issued.

Effective as of May 3, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac mutually agreed to terminate the Business Combination Agreement pursuant to the Termination Agreement dated May 3, 2023.  On May 3, 2023, the Company’s board of directors determined that it is very unlikely that the Company would able to complete an initial business combination with a target other than SuperBac (with which the proposed Business Combination has been terminated) before the Original Termination Date and that it is in the best interests of the Company and its shareholders to accelerate the Original Termination Date to a date to be determined in due course. On May 8, 2023, the Company filed a preliminary Accelerated Liquidation Proxy Statement with the SEC in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the proposed acceleration of the Original Termination Date to a date to be determined in due course. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 3, 2023 or, any accelerated liquidation date that may be approved by the shareholders of the Company in an extraordinary general meeting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quaterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on March 11, 2021 as a Cayman Islands exempted company for the purpose of effecting a Business Combination. While our efforts in identifying a prospective target business for our initial Business Combination were not be limited to a particular industry or geographic region, we focused our search on identifying a prospective target business within the Brazil focus sectors. We intended to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, additional equity raised through a public or private offering, or a combination of the foregoing.

We incurred significant costs in the pursuit of our initial Business Combination. On May 3, 2023, the Company’s board of directors determined that it is very unlikely that the Company would able to complete an initial business combination with a target other than SuperBac (with which the proposed Business Combination has been terminated) before the Original Termination Date.

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

Our management has broad discretion with respect to the specific application of the net proceeds of Initial Public Offering and the Private Placement, although substantially all of the net proceeds were intended to be applied generally towards consummating a Business Combination.

Recent Developments

Terminated SuperBac Business Combination

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

Consummation of the Transactions was subject to customary conditions, including (i) approval by the Company’s and SuperBac’s shareholders (certain of which SuperBac shareholder approvals were obtained on May 12, 2022, with other approvals remaining outstanding), (ii) the absence of any law or governmental order which has the effect of making consummation of the Transactions illegal or which otherwise prevents or prohibits consummation of the Transactions, (ii) the effectiveness of the Registration Statement filed in connection with the proposed SuperBac Business Combination, (iii) PubCo’s initial listing application with Nasdaq in connection with the Transactions shall have been conditionally approved and Class A ordinary shares of PubCo to be issued in connection with the Transactions shall have been approved for listing on the Nasdaq Capital Market, subject to official notice of issuance, and (iv) material accuracy of representations and warranties, and material compliance with covenants, in the Business Combination Agreement.

In addition, the obligations of SuperBac to consummate the Transactions were subject, among others, to: (i) the condition that the Post-Redemption Trust Account Balance (as defined in the Business Combination Agreement), plus the PIPE Gross Proceeds (as defined in the Business Combination Agreement) (minus any unreimbursed Excess of Company Transaction Expenses (as defined in the Business Combination Agreement)), in each case, to be made available to PubCo at the Acquisition Closing, shall be at least $150,000,000 (the “Minimum Cash Condition”), and (ii) at the Acquisition Closing, the Company having at least $5,000,001 in tangible net assets after giving effect to the XPAC Share Redemptions (as defined in the Business Combination Agreement).

On December 2, 2022, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac entered into the First Amendment Agreement to the Business Combination Agreement (“First BCA Amendment”), pursuant to which the parties thereto amended the Business Combination Agreement to extend the date by which either the Company or SuperBac could terminate the Business Combination Agreement if the transactions contemplated thereby have not been consummated by such date from November 21, 2022 to January 31, 2023 (and if such date is not a business day, then the next following business day). The First BCA Amendment is filed as an exhibit to this Quarterly Report on Form 10-Q and the foregoing description of the First BCA Amendment is qualified in its entirety by reference thereto.

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

On February 9, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac entered into the Second Amendment Agreement to the Business Combination Agreement (“Second BCA Amendment”), pursuant to which the parties thereto amended the Business Combination Agreement to extend the date by which either the Company or SuperBac could terminate the Business Combination Agreement if the transactions contemplated thereby have not been consummated by such date from January 31, 2023 to February 28, 2023 (and if such date is not a business day, then the next following business day). Accordingly, pursuant to the terms of the Business Combination Agreement, as from February 28, 2023, the Business Combination Agreement was subject to termination by the Company or SuperBac. The Second BCA Amendment is filed as an exhibit to this Quarterly Report on Form 10-Q and the foregoing description of the Second BCA Amendment is qualified in its entirety by reference thereto.

In connection with the proposed SuperBac Business Combination, PubCo filed the Registration Statement on Form F-4 (File No. 333-266094) with the SEC, which included a preliminary proxy statement with respect to our extraordinary general meeting of shareholders that would approve the proposed SuperBac Business Combination, among other matters and a preliminary prospectus of PubCo with respect to the securities to be issued in the proposed SuperBac Business Combination (the “PubCo Regsitration Statement”).

On May 2, 2023, SuperBac informed the Company that it had decided to terminate the Business Combination Agreement, which SuperBac is entitled to do pursuant to Section 10.1(i) of the Business Combination Agreement. SuperBac informed the Company that it had based its decision to terminate the Business Combination Agreement on a number of factors including: (i) the prevailing unfavorable public market conditions and trends in the share price performance of companies that have completed de-SPAC transactions; (ii) a balancing of the benefits and drawbacks of becoming a publicly traded company under current circumstances, including heightened volatility and share price performance risks for companies operating businesses in challenging market conditions; and (iii) the fact that no PIPE investments had been entered into that would provide PubCo with proceeds from the issuance of ordinary shares, it being noted that the Modal PIPE Financing and the Yorkville PIPE Financing (each as defined in the PubCo Registration Statement), if entered into and consummated, would have comprised the issuance of debt, warrants and convertible debentures raising gross proceeds at a level significantly lower than the Minimum Cash Condition (as defined in the Business Combination Agreement).

Effective as of May 3, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac mutually agreed to terminate the Business Combination Agreement pursuant to a Termination of the Business Combination Agreement dated May 3, 2023 by and between the Parties (the “Termination Agreement”). Pursuant to the Termination Agreement, among other provisions (i) the Company acquits, releases and discharges each of the Company, PubCo, Merger Sub 1, Merger Sub 2 and Newco and its representatives from all the Company Released Claims (as defined in the Termination Agreement); and (ii) each of the Company, PubCo, Merger Sub 1, Merger Sub 2 and Newco acquits, releases and discharges the Company and its representatives from all Company Released Claims, in each case with respect to the Business Combination Agreement, the other Transaction Documents and the transactions contemplated by the Business Combination Agreement and the other Transaction Documents, in each case except for any claims, if any, based upon a breach of the Termination Agreement or a breach of the NDA (as defined in the Business Combination Agreement). Upon the termination of the Business Combination Agreement, each of the (i) Sponsor Support Agreement, (ii) Voting and Support Agreement, (iii) Lock-up Agreements, and (iv) Investment Agreement were automatically terminated in accordance with their respective terms. The Termination Agreement is filed as an exhibit to this Quarterly Report on Form 10-Q and the foregoing description of the Termination Agreement is qualified in its entirety by reference thereto.

In connection with the termination of the SuperBac Business Combination, on May 4, 2023, PubCo requested, pursuant to Rule 477 under the Securities Act, that the SEC consent to the immediate withdrawal of the PubCo Registration Statement.

Proposed Extraordinary General Meeting to Consider the Accelerated Shareholder Termination Matters

In connection with the termination of the Business Combination, on May 3, 2023, the Company’s board of directors held a video conference meeting that was also attended by the Company’s management team. In that meeting, the Company’s board of directors: (i) resolved to approve the entry into of the Termination Agreement by the Company; (ii) determined that it is very unlikely that the Company would able to complete an initial business combination with a target other than SuperBac before the Original Termination Date; (iii) determined that it is in the best interests of the Company and its shareholders to accelerate the Original Termination Date to a date to be determined in due course (the “Amended Termination Date”); and (iv) resolved that the Company take all actions that are necessary and advisable in order to convene an extraordinary general meeting of the Company’s shareholders (an

“Extraordinary General Meeting”) in order to consider and vote upon, among other matters, the following (together, the “Accelerated Termination Shareholder Matters”):

(a)	a governing documents proposal to amend the the Company’s amended and restated memorandum and articles of association to accelerate the date by which the Company must cease all operations, except for the purpose of winding up, if it fails to complete a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company with one or more businesses or entities, which we refer to as our initial business combination, from the Original Termination Date to the Amended Termination Date; and

(b)	a trust amendment proposal to amend the Investment Management Trust Agreement, dated as of June 29, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, as trustee (“Continental”), pursuant to an amendment to the Trust Agreement to accelerate the date on which Continental must commence liquidation of the Trust Account to the Amended Termination Date.

If the Accelerated Termination Shareholder Matters are approved by the Company’s shareholders in an Extraordinary General Meeting expected to be held in due course and are implemented, and because the Company would not be able to complete an initial business combination by the Amended Termination Date, the Company would (i) immediately after the Extraordinary General Meeting, cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible, complete the redemption of the Public Shares held by shareholders who elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the approval of the Accelerated Termination Shareholder Matters (the “Voluntary Redemption”); (iii) as promptly as reasonably possible but not more than ten business days thereafter, complete the redemption of all remaining issued and outstanding Public Shares not redeemed in the Voluntary Redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (after taking into account the Voluntary Redemption), including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of any taxes payable), divided by the number of the then-outstanding Public Shares (the “Post-Amendment Share Redemption”); and (iv) as promptly as reasonably possible following such redemption and subject to the approval of the Company’s remaining shareholders after completion of the Post-Amendment Share Redemption and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In addition, if the Accelerated Termination Shareholder Matters are approved by the Company’s shareholders in an Extraordinary General Meeting expected to be held in due course and are implemented, the Company plans to voluntarily delist the Company’s Class A ordinary shares, Public Warrants and Units from the Nasdaq as soon as practicable after completion of the redemption of all Public Shares, subject to the rules of Nasdaq and the Company’s amended and restated memorandum and articles of association. As a result of the liquidation process, all Public Warrants and Private Warrants would expire worthless.

If the Accelerated Termination Shareholder Matters are not approved by the Company’s shareholders in an Extraordinary General Meeting expected to be held in due course or are not implemented, and a business combination is not completed on or before the Original Termination Date, then as contemplated by and in accordance with the Company’s amended and restated memorandum and articles of association, the Company would (i) on the Original Termination Date, cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, complete the redemption of all issued and outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of any taxes payable), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption and subject to the approval of the Company’s remaining shareholders after such redemption and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Accelerated Termination Shareholder Matters will be submitted to the shareholders of the Company for their consideration. On May 8, 2023, we filed a preliminary Accelerated Liquidation Proxy Statement with the SEC and the Company expects that that a definitive Accelerated Liquidation Proxy Statement would be distributed to the Company’s shareholders in due course in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the Accelerated Termination Shareholder Matters.

SuperBac and the private equity business of XP Inc. and its subsidiaries (“XP Private Equity”) currently intend to pursue a private investment into SuperBac in order to support SuperBac’s continued growth as a privately-held company. The Sponsor, is wholly-owned by XP Inc., and as such, the Company and the Sponsor are affiliates of XP Private Equity. In addition, members of the Company’s management team are also investment professionals within XP Private Equity and serve as investment managers for funds managed by XP Private Equity.

Additional Information and Where to Find It

The Accelerated Termination Shareholder Matters will be submitted to the shareholders of the Company for their consideration. On May 8, 2023, we filed a preliminary Accelerated Liquidation Proxy Statement with the SEC and the Company expects that that a definitive Accelerated Liquidation Proxy Statement would be distributed to the Company’s shareholders in due course in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the Accelerated Termination Shareholder Matters. In due course, the Company expects to mail a definitive Accelerated Liquidation Proxy Statement and other relevant documents to its shareholders as of the record date to be established in due course for voting on the Accelerated Termination Shareholder Matters. THE COMPANY’S SHAREHOLDERS AND OTHER INTERESTED PERSONS ARE URGED TO READ, ONCE AVAILABLE, THE PRELIMINARY ACCELERATED LIQUIDATION PROXY STATEMENT AND ANY AMENDMENTS THERETO AND, ONCE AVAILABLE, THE DEFINITIVE ACCELERATED LIQUIDATION PROXY STATEMENT IN CONNECTION WITH THE COMPANY’S SOLICITATION OF PROXIES FOR ITS EXTRAORDINARY GENERAL MEETING TO BE HELD TO APPROVE, AMONG OTHER THINGS, THE ACCELERATED TERMINATION SHAREHOLDER MATTERS, BECAUSE THESE DOCUMENTS WILL CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY AND THE MATTERS REFERRED TO HEREIN. Shareholders may also obtain a copy of the preliminary Accelerated Liquidation Proxy Statement or, once available, the definitive Accelerated Liquidation Proxy Statement, as well as other documents filed with the SEC regarding the Accelerated Termination Shareholder Matters and other documents filed with the SEC by the Company, without charge, at the SEC’s website located at www.sec.gov or by written request sent to the Company, 55 West 46th Street, 30th Floor, New York, NY 10036, United States.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to our formation and Initial Public Offering and since then to the search for a target business. We will not generate any operating revenues until after the completion of a Business Combination, if any, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our Initial Public Offering and will recognize other income and expense related to the change in fair value of our warrant liabilities. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses. We have selected December 31 as our fiscal year end.

For the three months ended March 31, 2023, we had a net loss of $2,545,037, which consisted primarily of a $816,354 gain on fair value of warrant liabilities and a $2,359,422 gain on securities held in trust, partially offset by a $22,366 foreign exchange loss and $608,385 in operating, general and administrative expenses.

For the three months ended March 31, 2022, we had a net loss of $208,504, which consisted of $1,255,542 in formation and operating costs and $30,033 in foreign exchange loss, partially offset by a $1,062,617 gain on the fair value of warrant liabilities and a $14,424 gain on investments held in the Trust Account.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had cash outside the Trust Account of $10,640, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to our initial Business Combination.

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

Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through the payment by our initial shareholders of $25,000 to cover certain of our offering costs in consideration for the issuance of Founder Shares to our initial shareholders and up to $300,000 in loans available from our Sponsor. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of March 31, 2023, we had $300,000 outstanding under the Promissory Note. Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of our Initial Public Offering and our private placement held outside of the Trust Account.

The Company has incurred significant costs in pursuit of its acquisition plans, and the Company currently expects to incur significant costs in connection with the preparation of the Accelerated Liquidation Proxy Statement in preliminary and definitive form and in connection with the Extraordinary General Meeting. In order to meet the Company’s financial needs after March 31, 2023, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding through a working capital loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that we do not complete an initial Business Combination, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of March 31, 2023, there was no amount outstanding under any Working Capital Loans.

We expected our primary liquidity requirements prior to our initial Business Combination to include approximately $350,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting a Business Combination; $150,000 for legal and accounting fees related to regulatory reporting requirements; $58,000 for Nasdaq continued listing fees; and $442,000 for general working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in us not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

As of March 31, 2023, we had $10,640 in cash and working capital deficit of $5,706,324. The Company has incurred significant costs in pursuit of its acquisition plans, and the Company currently expects to incur significant costs in connection with the preparation of the Accelerated Liquidation Proxy Statement in preliminary and definitive form and in connection with the Extraordinary General Meeting. In order to meet our financial needs after March 31, 2023, our Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is not able to consummate a Business Combination before August 3, 2023 (or by any extension in such time period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association), the Company will commence an automatic winding up, dissolution and liquidation. Effective as of May 3, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac mutually agreed to terminate the Business Combination Agreement pursuant to the Termination Agreement dated May 3, 2023.  On May 3, 2023, the Company’s board of directors determined that it is very unlikely that the Company would able to complete an initial business combination with a target other than SuperBac (with which the proposed Business Combination has been terminated) before the Original Termination Date and that it is in the best interests of the Company and its shareholders to accelerate the Original Termination Date to a date to be determined in due course. On May 8, 2023, the Company filed a preliminary Accelerated Liquidation Proxy Statement with the SEC in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the proposed acceleration of the Original Termination Date to a date to be determined in due course. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Terminated SuperBac Business Combination.” No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 3, 2023 or, any accelerated liquidation date that may be approved by the shareholders of the Company in an extraordinary general meeting.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of March 31, 2023, our Sponsor has not charged us, and does not intend to charge us in the future, any amount in relation to the provision of these services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15 and 15d-15 under the Exchange Act. Due to the material weaknesses in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (the “2022 Form 10-K”). Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of Quarterly Report, there have been no material changes to the risk factors disclosed in our 2022 Form 10-K, except as disclosed below. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

It is very unlikely that we will be able to complete an initial Business Combination before the Original Termination Date, and we expect to seek the approval of our shareholders to accelerate the liquidation of the Company. All other risk factors and information included in the 2022 Form 10-K should be considered in that light.

Effective as of May 3, 2023, the parties to the Business Combination Agreement mutually agreed to terminate the Business Combination Agreement pursuant to the Termination Agreement. In connection with the termination of the Business Combination, on May 3, 2023, the Company’s board of directors held a video conference meeting that was also attended by the Company’s management team. In that meeting, the Company’s board of directors: (i) resolved to approve the entry into of the Termination Agreement by the Company; (ii) determined that it is very unlikely that the Company would able to complete an initial business combination with a target other than SuperBac before the Original Termination Date; (iii) determined that it is in the best interests of the Company and its shareholders to accelerate the Original Termination Date to a date to be determined in due course (the “Amended Termination Date”); and (iv) resolved that the Company take all actions that are necessary and advisable in order to convene the Extraordinary General Meeting in order to consider and vote upon, among other matters, the Accelerated Termination Shareholder Matters.

On May 8, 2023, the Company filed a preliminary Accelerated Liquidation Proxy Statement with the SEC in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the proposed acceleration of the Original Termination Date to a date to be determined in due course. If the Accelerated Termination Shareholder Matters are approved by the Company’s shareholders in an Extraordinary General Meeting expected to be held in due course and are implemented, and because the Company would not be able to complete an initial business combination by the Amended Termination Date, the Company would (i) immediately after the Extraordinary General Meeting, cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible, complete the redemption of the Public Shares held by shareholders who elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the approval of the Accelerated Termination Shareholder Matters; (iii) as promptly as reasonably possible but not more than ten business days thereafter, complete the redemption of all remaining issued and outstanding Public Shares not redeemed in the Voluntary Redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (after taking into account the Voluntary Redemption), including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of any taxes payable), divided by the number of the then-outstanding Public Shares; and (iv) as promptly as reasonably possible following such redemption and subject to the approval of the Company’s remaining shareholders after completion of the Post-Amendment Share Redemption and the Company board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In addition, if the Accelerated Termination Shareholder Matters are approved by the Company’s shareholders in an Extraordinary General Meeting expected to be held in due course and are implemented, the Company plans to voluntarily delist the Company’s Class A ordinary shares, Public Warrants and Units from the Nasdaq as soon as practicable after completion of the redemption of all Public Shares, subject to the rules of Nasdaq and the Company’s amended and restated memorandum and articles of association. As a result of the liquidation process, all Public Warrants and Private Warrants would expire worthless.

If the Accelerated Termination Shareholder Matters are not approved by the Company’s shareholders in an Extraordinary General Meeting expected to be held in due course or are not implemented, and a business combination is not completed on or before the Original Termination Date, then as contemplated by and in accordance with the Company’s amended and restated memorandum and articles of association, the Company would (i) on the Original Termination Date, cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, complete the redemption of all issued and outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses and which interest shall be net of any taxes payable), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption and subject to the approval of the Company’s remaining shareholders after such redemption and the Company board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)†	Business Combination Agreement, dated as of April 25, 2022, by and among PubCo, the Company, Merger Sub 1, Merger Sub 2, and SuperBac.
2.2(2)	First Amendment Agreement to the Business Combination Agreement, dated as of December 2, 2022, by and among the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac.
2.3(3)	Second Amendment Agreement to the Business Combination Agreement, dated as of February 9, 2023, by and among the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac.
3.1(4)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(4)	Warrant Agreement, dated July 29, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(5)	Description of the Company’s securities.
10.1(4)	Letter Agreement, dated July 29, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(4)	Investment Management Trust Agreement, dated July 29, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(4)	Registration Rights Agreement, dated July 29, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(4)	Administrative Services Agreement, dated July 29, 2021, between the Company and the Sponsor.
10.5(4)	Sponsor Warrants Purchase Agreement, dated July 29, 2021, between the Company and the Sponsor.
10.6(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Chu Chiu Kong.
10.7(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Guilherme Teixeira.
10.8(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Fabio Kann.
10.9(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Marcos Peixoto.
10.10(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Denis Pedreira.
10.11(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Ana Cabral-Gardner.
10.12(4)	Indemnity Agreement, dated July 29, 2021, between the Company and Camilo de Oliveira Tedde.
10.13(1)	Sponsor Support Agreement, dated as of April 25, 2022, by and among SuperBac, the Company, PubCo and the Sponsor.
10.14(1)†	Voting and Support Agreement dated as of April 25, 2022, by and among SuperBac, PubCo, the Company and certain SuperBac shareholders.
10.15(1)	Lock-up Agreement dated as of April 25, 2022, by and among certain SuperBac shareholders.
10.16(6)†	Investment Agreement dated as of April 26, 2022, by and among SuperBac and certain SuperBac shareholders.
10.17(1)	Form of Registration Rights Agreement.
10.18(1)	Form of Assignment, Assumption and Amendment Agreement.
10.19(1)	Form of PIPE Subscription Agreement.
10.20(7)	Form of Lock-up Joinder Agreement.
10.21(7)	Form of Investment Agreement Joinder.
10.22(8)	Termination Agreement dated as of May 2, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac.
14.01(9)	Form of Code of Ethics and Business Conduct.
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

** Furnished herewith

† The schedules and exhibits to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K.

XPAC Acquisition Corp. agrees to furnish supplementally a copy of such schedules and exhibits to the SEC upon its request.

(1)Incorporated by reference to the Company’s Form 8-K filed on April 25, 2022.
(2)Incorporated by reference to the Company’s Form 8-K filed on December 2, 2022.
(3)Incorporated by reference to the Company’s Form 8-K filed on February 9, 2023.
(4)Incorporated by reference to the Company’s Form 8-K filed on August 3, 2021.
(5)Incorporated by reference to the Company’s Form 10-K filed on March 30, 2022.
(6)Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2022.
(7)Incorporated by reference to the Company’s Form 8-K filed on June 2, 2022.
(8)Incorporated by reference to the Company’s Form 8-K filed on May 4, 2023.
(9)Incorporated by reference to the Company’s Form S-1 filed on May 13, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPAC ACQUISITION CORP.

SIGNATURE	TITLE	DATE

/s/ Chu Chiu Kong	Chief Executive Officer	May 11, 2023
Chu Chiu Kong	(principal executive officer)

/s/ Fabio Kann	Chief Financial Officer	May 11, 2023
Fabio Kann	(principal financial and accounting officer)