Form 10-Q
period 2023-06-30
Zalatoris II Acquisition Corp
filed 2023-09-05
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-40686

ZALATORIS II ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

55 West 46th Street, 30th Floor
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 675-3106

XPAC Acquisition Corp.
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	ZLSWU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	ZLS	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per whole share	ZLSWW	The Nasdaq Stock Market LLC

As of September 1, 2023, there were 6,514,674 Class A ordinary shares (“Public Shares”), $0.0001 par value per share, issued and outstanding and 5,490,283 Class B ordinary shares (“Founder Shares”), $0.0001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ZALATORIS II ACQUISITION CORP.

F/K/A XPAC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$47,865	$44,659
Prepaid expenses	68,364	233,489
Total current assets	116,229	278,148
Investments held in Trust Account	227,731,980	222,726,270
Total assets	$227,848,209	$223,004,418

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$—	$295,328
Accrued expenses	—	4,966,405
Accrued offering costs	—	92,000
Due to/from Former Sponsor	—	—
Total current liabilities	—	5,353,733
Promissory note payable – related party	—	300,000
Deferred underwriter’s commission fee	4,996,157	4,996,157
Deferred advisory fee – related party	2,690,239	2,690,239
Warrant liabilities	348,000	1,874,437
Total liabilities	8,034,396	15,214,566

Commitments and contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 21,961,131 shares at redemption value of $10.37 and $10.14 as of June 30, 2023 and December 31, 2022, respectively	227,731,980	222,726,270

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 21,961,131 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,490,283 shares issued and outstanding	549	549
Additional paid-in capital	6,187,074	—
Accumulated deficit	(14,105,790)	(14,936,967)
Total shareholders’ deficit	(7,918,167)	(14,936,418)
Total liabilities and shareholders’ deficit	$227,848,209	$223,004,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZALATORIS II ACQUISITION CORP.

F/K/A XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three		For the six
	months ended		months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Formation and operating costs	$53,108	$1,385,461	$661,493	$2,641,003
Loss from operations	(53,108)	(1,385,461)	(661,493)	(2,641,003)
Other income (expense)
Change in fair value of warrant liabilities	710,083	2,925,096	1,526,437	3,987,713
Gain on securities held in trust	2,646,288	287,683	5,005,710	302,107
Interest earned on bank account	157	—	169	—
Foreign exchange gain	(11,570)	40,864	(33,936)	10,861
Total other income	3,344,958	3,253,643	6,498,380	4,300,681
Net income	$3,291,850	$1,868,182	$5,836,887	$1,659,678

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	21,961,131	21,961,131	21,961,131	21,961,131
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.12	$0.07	$0.21	$0.06
Basic and diluted weighted average shares outstanding, non- redeemable Class B ordinary shares	5,490,283	5,490,283	5,490,283	5,490,283
Basic and diluted net income per share, non- redeemable Class B ordinary shares	$0.12	$0.07	$0.21	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZALATORIS II ACQUISITION CORP.

F/K/A XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	5,490,283	$549	$—	$(14,936,967)	$(14,936,418)
Remeasurement of Class A shares to redemption amount	—	—	—	—	—	(2,359,422)	(2,359,422)
Net income	—	—	—	—	—	2,545,037	2,545,037
Balance - March 31, 2023	—	—	5,490,283	549	—	(14,751,352)	(14,750,803)
Capital contribution from Sponsor	—	—	—	—	6,187,074	—	6,187,074
Remeasurement of Class A shares to redemption amount	—	—	—	—	—	(2,646,288)	(2,646,288)
Net income	—	—	—	—	—	3,291,850	3,291,850
Balance – June 30, 2023	—	$—	5,490,283	$549	6,187,074	(14,105,790)	(7,918,167)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2021 (As restated)	—	$—	5,490,283	$549	$—	$(13,739,883)	$(13,739,334)
Remeasurement of Class A shares to redemption amount	—	—	—	—	—	(14,424)	(14,424)
Net loss	—	—	—	—	—	(208,504)	(208,504)
Balance - March 31, 2022 (As restated)	—	—	5,490,283	549	—	(13,962,811)	(13,962,262)
Remeasurement of Class A shares to redemption amount	—	—	—	—	—	(287,683)	(287,683)
Net income	—	—	—	—	—	1,868,182	1,868,182
Balance – June 30, 2022 (As restated)	—	—	5,490,283	549	—	(12,382,312)	(12,381,763)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZALATORIS II ACQUISITION CORP.

F/K/A XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2023	June 30, 2022
Cash flow from operating activities:
Net income	$5,836,887	$1,659,678
Gain on securities held in trust	(5,005,710)	(302,107)
Change in fair value of warrant liabilities	(1,526,437)	(3,987,713)
Changes in operating assets and liabilities:
Prepaid expenses	165,125	(18,498)
Prepaid expenses – non-current	—	200,125
Accounts payable	(15,122)	(110,978)
Accrued expenses	28,505	2,261,972
Due to Sponsor	519,958	—
Net cash provided by operating activities	3,206	(297,521)

Cash flow from financing activities:
Proceeds from affiliate promissory note	—	215,588
Net cash provided by financing activities	—	215,588

Net change in cash	3,206	(81,933)
Cash at beginning of period	44,659	352,190
Cash at end of period	$47,865	$270,257

Non-cash financing activities:
Remeasurement of ordinary shares subject to possible redemption value	$5,005,710	$302,107
Capital contribution from Former Sponsor – Accounts Payable	$280,206	$—
Capital contribution from Former Sponsor – Accrued Expenses	$4,994,910	$—
Capital Contribution from Former Sponsor – Offering Costs	$92,000	$—
Capital Contribution from Former Sponsor – Due to Sponsor	$519,958	$—
Capital Contribution from Former Sponsor – Promissory Note	$300,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZALATORIS II ACQUISITION CORP.

F/K/A XPAC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

References to the “Company,” “Zalatoris II Acquisition Corp.,” “our,” “us” or “we” refer to Zalatoris II Acquisition Corporation, references to “management” or “management team” refer to the Company’s officers and directors, and references to the “Sponsor” refer to J. Streicher Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND

Zalatoris II Acquisition Corp., formerly XPAC Acquisition Corp., (the “Company”) was incorporated in the Cayman Islands on March 11, 2021. The Company was formed for the purpose of entering into a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 29, 2021 (the “Effective Date”). On August 3, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units (as defined below) at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 Private Warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant in a private placement to XPAC Sponsor, LLC (the “Former Sponsor”) generating proceeds of $6,000,000 from the sale of the Private Warrants, which is discussed in Note 4.

The Company had granted the underwriter in the Initial Public Offering (the “Underwriter”) a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $19,611,310. Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 261,485 additional Private Warrants at a purchase price of $1.50 per Private Warrant in a private placement to the Former Sponsor, generating gross proceeds of $392,228. The remainder of the over-allotment option expired unexercised.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully by the termination date (as defined below).

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

The Company will only proceed with a Business Combination if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Company will have up to 36 months from the closing of the Initial Public Offering to complete a Business Combination (i.e., August 3, 2024) (the “Termination Date”) (subject to any extension in the amount of time that the Company has to consummate a Business Combination beyond 36 months as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association) (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, originally offered together with Public Warrants (as defined in “Note 3”) as Units in the Initial Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires additional Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive it right to its deferred underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Terminated Business Combination

On April 25, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) SUPERBAC PubCo Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“PubCo”), (ii) BAC1 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iii) BAC2 Holdings Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 2”), and (iv) SuperBac Biotechnology Solutions S.A., a corporation incorporated under the laws of the Federative Republic of Brazil (“SuperBac”), pursuant to which the Company agreed to combine with SuperBac in a series of transactions that would result in PubCo becoming a publicly-traded company and listed on the Nasdaq Capital Market (the “Nasdaq”), with PubCo indirectly owning at least ninety-five percent (95%), but potentially less than one hundred percent (100%) of the equity interests in SuperBac (on a fully-diluted basis).

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

In addition, the obligations of SuperBac to consummate the Transactions were subject, among others, to: (i) the condition that the Post-Redemption Trust Account Balance (as defined in the Business Combination Agreement), plus the PIPE Gross Proceeds (as defined in the Business Combination Agreement) (minus any unreimbursed Excess of Company Transaction Expenses (as defined in the Business Combination Agreement)), in each case, to be made available to PubCo at the Acquisition Closing (as defined in the Business Combination Agreement), shall be at least $150,000,000, and (ii) at the Acquisition Closing, the Company having at least $5,000,001 in tangible net assets after giving effect to the XPAC Share Redemptions (as defined in the Business Combination Agreement).

On December 2, 2022, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco BAC Holdings, Inc. (“Newco”), and SuperBac entered into the First Amendment Agreement to the Business Combination Agreement, pursuant to which the parties thereto amended the Business Combination Agreement to extend the date by which either the Company or SuperBac could terminate the Business Combination Agreement if the transactions contemplated thereby have not been consummated by such date from November 21, 2022 to January 31, 2023 (and if such date is not a business day, then the next following business day).

On February 9, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac entered into the Second Amendment Agreement to the Business Combination Agreement, pursuant to which the parties thereto amended the Business Combination Agreement to extend the date by which either the Company or SuperBac could terminate the Business Combination Agreement if the transactions contemplated thereby have not been consummated by such date from January 31, 2023 to February 28, 2023 (and if such date is not a business day, then the next following business day).

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

Change in Sponsor

On July 10, 2023, the Company entered into a Purchase and Sponsor Handover Agreement (the “Purchase and Sponsor Handover Agreement”) with J. Streicher Holdings, LLC, (the “Sponsor”), and Former Sponsor, pursuant to which, subject to satisfaction of certain conditions, (i) the Former Sponsor sold, and the Sponsor purchased, 4,400,283 Class B ordinary shares of the Company, par value $0.0001 per share (“Founder Shares”), and 4,261,485 Private Warrants to acquire 4,261,485 Public Shares of the Company held by the Sponsor, for a total purchase price of $250,000, and (ii) the Sponsor became the Sponsor of the Company (together, the “Sponsor Handover”). The Sponsor has also agreed to reimburse the Former Sponsor for $25,000 of legal fees and other expenses incurred by the Former Sponsor in connection with the transactions contemplated by the Purchase and Sponsor Handover Agreement.

In addition, pursuant to the terms of the Purchase and Sponsor Handover Agreement, (i) each of the parties thereto agreed, among other things, that the provisions of each of the indemnity agreements dated July 29, 2021 entered into between the Company and each of the directors and officers of the Company shall remain in full force and effect notwithstanding any resignation of the directors and officers of the Company, and (ii) the Company and the Sponsor agreed to release the directors and officers of the Company (as of the date of the Purchase and Sponsor Handover Agreement) and the Former Sponsor from any and all claims relating to the Company that accrued or may have accrued prior to consummation of the Sponsor Handover.

Amendment to Letter Agreement

On July 27, 2023, the Company, Former Sponsor and each of the insiders named therein entered into an amendment (the “Amendment”) to that certain Letter Agreement dated as of July 29, 2021 entered into between the Company, the Former Sponsor and the insiders named therein.

Entry into the Amendment was authorized by the Letter Agreement Amendment Proposal (as defined below), which was approved by the shareholders of the Company in the Shareholder Meeting (as defined below).

Pursuant to the Amendment, the parties thereto agreed that, notwithstanding any other provision of the Letter Agreement, the Transfer of Founder Shares or Private Warrants, directly or indirectly, to the Sponsor or its affiliates shall not be restricted by the Letter Agreement (each of the foregoing capitalized terms not defined herein having the meaning given to such terms in the Amendment).

Joinder to Letter Agreement

On July 27, 2023, the Company, the Former Sponsor and the Sponsor entered into a joinder (the “Joinder”) to the Letter Agreement.

Entry into the Joinder was a condition to the consummation of the transactions contemplated by the Purchase and Sponsor Handover Agreement (as defined above).

Pursuant to the Joinder, the Sponsor agreed, with effect from the date of the Joinder, to join as a party to the Letter Agreement and assume the obligations of the Former Sponsor under the Letter Agreement as if the Sponsor had been named as the Former Sponsor in the Letter Agreement.

Waiver to Promissory Note

On July 27, 2023, the Former Sponsor and the Company entered into a waiver (the “Promissory Note Waiver”) to that certain Promissory Note, dated March 19, 2021, by and between the Former Sponsor and the Company (the “Promissory Note”).

Pursuant to the Promissory Note Waiver, the Former Sponsor irrevocably and unconditionally waived its right to receive any payment from the Company of the principal balance of, and any other amounts payable under, the Promissory Note.

The balance of the Promissory Note was comprised of Company expenditures for which the Former Sponsor paid previously. Purusant to the Reimbursement Agreement signed May 16, 2023 (defined and discussed in Note 5), these expenses were subject to reimbursement and as such have been reclassed to additional paid-in capital as of June 30, 2023.

Amendment to Amended and Restated Memorandum and Articles of Association

On July 27, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “Shareholder Meeting”). The proposals to be voted upon by the shareholders of the Company were described in the Company’s proxy statement dated July 10, 2023 (the “Proxy Statement”) that was mailed to the shareholders of the Company. In the Shareholder Meeting, shareholders of the Company approved each of the following proposals: (i) Proposal No. 1 – The Extension Amendment Proposal (the “Extension Amendment Proposal”); (ii) Proposal No. 2 – The Redemption Limitation Amendment Proposal (the “Redemption Limitation Amendment Proposal”); (iii) Proposal No. 3 – The Name Change Amendment Proposal (the “Name Change Amendment Proposal”); and (iv) Proposal No. 4 – The Letter Agreement Amendment Proposal (the “Letter Agreement Amendment Proposal”), each proposal as further described below and more fully described in the Proxy Statement.

The Company’s shareholders’ approval of the Extension Amendment Proposal allows the Company to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from August 3, 2023 (the date which is 24 months from the closing date of the Company’s Initial Public Offering (the “Original Termination Date”) on a monthly basis for up to twelve times by an additional one month each time after the Original Termination Date, by resolution of the Company’s board of directors up to August 3, 2024 (the date which is 36 months from the closing date of the IPO), or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Company’s board of directors.

In connection with the approval of the Extension Amendment Proposal in the Shareholder Meeting held on July 27, 2023, holders of 15,446,457 Class A Ordinary Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.41 per Class A Ordinary Share, for an aggregate redemption amount of approximately $160,732,917 (the “Redemptions”). After the satisfaction of the Redemptions, the balance in the Trust Account was approximately $67,790,468. Prior to the Redemptions, the Company had 21,961,131 Class A Ordinary Shares outstanding. Following the Redemptions, 6,514,674 Class A Ordinary Shares remain outstanding.

Under Cayman Islands law, the amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”) took effect upon approval of each of the relevant proposals approved in the Shareholder Meeting, changing the name of the Company from “XPAC Acquisition Corp.” to “Zalatoris II Acquisition Corp.” and replacing each reference to “XPAC Acquisition Corp.” with “Zalatoris II Acquisition Corp.”

Going Concern Consideration

As of June 30, 2023, the Company had $47,865 in cash and working capital of $116,229. The Company has incurred significant costs in pursuit of its acquisition plans, and the Company expects to incur significant costs in connection with its extraordinary general meeting and its continued acquisition plans. In order to meet the Company’s financial needs after June 30, 2023, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans (as defined below) (Note 5). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is not able to consummate a Business Combination before August 3, 2024, the Company will commence an automatic winding up, dissolution and liquidation. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 3, 2024 or, any accelerated liquidation date that may be approved by the shareholders of the Company in an extraordinary general meeting.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering and any over-allotment exercised. Accordingly, on August 3, 2021, offering costs totaling $11,761,739 (consisting of $4,000,000 of underwriting fee, $7,000,000 of deferred underwriting fee and $761,739 of other offering costs) were recognized with $477,711 included in accumulated deficit as an allocation for the Public Warrants and the Private Warrants, and $11,284,028 included in additional paid-in capital.

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the three months ended
	June 30, 2023		June 30, 2022
				Non-
	Redeemable		Redeemable	Redeemable
	Class A	Non-Redeemable	Class A	Class B
	Ordinary	Class B Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$2,633,480	$658,370	$1,494,546	$373,636

Denominator:
Weighted-average shares outstanding	21,961,131	5,490,283	21,961,131	5,490,283
Basic and diluted net income per share	$0.12	$0.12	$0.07	$0.07

	For the six months ended		For the six months ended
	June 30, 2023		June 30, 2022
				Non-
	Redeemable		Redeemable	Redeemable
	Class A	Non-Redeemable	Class A	Class B
	Ordinary	Class B Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$4,669,510	$1,167,377	$1,327,742	$331,936

Denominator:
Weighted-average shares outstanding	21,961,131	5,490,283	21,961,131	5,490,283
Basic and diluted net income per share	$0.21	$0.21	$0.06	$0.06

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $47,865 and $44,659 and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, $227,731,980 and $222,726,270, respectively, held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains or losses resulting from the change in fair value of these securities are included in gains (losses) on investments held in the Trust Account on the accompanying statement of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	As of	As of
	June 30,	December 31,
	2023	2022
Beginning Balance	$222,726,270	$219,617,731
Plus:
Remeasurement of carrying value to redemption value	5,005,710	3,108,539
Class A ordinary shares subject to possible redemption	$227,731,980	$222,726,270

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

On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $19,611,310. In connection with the Underwriter’s partial exercise of their over-allotment option, the Former Sponsor purchased an additional 261,485 Private Warrants (the “Additional Private Warrants”), generating gross proceeds to the Company of approximately $392,228.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Former Sponsor purchased an aggregate of 4,000,000 Private Warrants, at a price of $1.50 per Private Warrant, for an aggregate of $6,000,000, in a private placement. Simultaneously, with the closing of the exercise of the over-allotment option, the Company completed the sale of an additional 261,485 Private Warrants to the

Former Sponsor, at a purchase price of $1.50 per Private Warrant, generating additional gross proceeds of $392,228. A portion of the proceeds from the sale of Private Warrants were added to the proceeds from the Initial Public Offering and partial over-allotment exercise held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

On July 10, 2023, pursuant to the Sponsor Handover transaction, the Former Sponsor sold and assigned 4,261,485 Private Warrants to the Sponsor (see Note 10).

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Former Sponsor purchased 5,750,000 shares of the Company’s Founder Shares for an aggregate purchase price of $25,000. This amount was paid on behalf of the Company to cover certain expenses. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Former Sponsor to the extent that the underwriter’s overallotment was not exercised in full or in part, so that the number of Founder Shares collectively represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Since the underwriter did not exercise the over-allotment option in full, the Former Sponsor surrendered 259,717 Founder Shares, which were forfeited by the Company. As a result of such forfeiture, there are currently 5,490,283 Founder Shares issued and outstanding.

The Sponsor and the Company’s directors and executive officers have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Public Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

On July 10, 2023, pursuant to the Sponsor Handover transaction, the Former Sponsor sold and assigned 4,400,283 Founder Shares to the Sponsor (see Note 10).

Director Shares

On May 12, 2021, the Former Sponsor transferred 90,000 Founder Shares in the aggregate to independent directors (“Director Shares”) at a price of $0.004 per share for gross proceeds of $390. The fair value of the Director Shares was approximately $8.01 per share or $720,459 in total as of May 12, 2021, which was calculated using a valuation model that takes into account various assumptions such as the probability of successfully completing the Business Combination among other factors. The excess fair value over the purchase price of $720,068 is deemed to be a benefit to the Company under SAB Topic 5A. However, as the assignment agreement underlying the Director Shares contains a performance obligation contingent upon consummation of the Business Combination, the expense will not be recognized until such time as the Business Combination is considered probable. A liquidity event such as a change in control or a Business Combination is not considered probable under ASC Topic 718, “Compensation – Stock Compensation,” and as such this will not be recorded until consummation of the Company’s Business Combination. The Director Shares were not repurchased or forfeited pursuant to the change in sponsor and surrounding transactions.

Promissory Note — Related Party

In March 2021, the Former Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of December 31, 2022 and June 30, 2023, the Company had $300,000 outstanding under the Promissory Note.

On July 27, 2023, in connection with the Sponsor Handover and Extraordinary Shareholder Meeting, the Promissory Note was waived (see Note 10). As a result of the Reimbursement, defined and discussed below in the “Capital Contribution – Related Party” section of this Note, which was entered into on May 16, 2023, the expenditures made by the Former Sponsor under the Promissory Note were to be reimbursed by Superbac to the Former Sponsor and the Promissory Note is not intended to be re-paid to the Former Sponsor. As such, the entirety of this balance was reclassified to additional paid-in capital as of June 30, 2023.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Due to Former Sponsor

The Former Sponsor has paid certain expenses on the Company’s behalf in the amount of $519,958. As a result of the Reimbursement, defined and discussed below in the “Capital Contribution – Related Party” section of this Note,  which was entered into on May 16, 2023, the expenditures made by the Former Sponsor within the Due to / from Former Sponsor line of the Balance Sheet were to be reimbursed by Superbac to the Former Sponsor and this amount is not intended to be re-paid to the Former Sponsor. As such, the entirety of this balance was reclassified to additional paid-in capital as of June 30, 2023.

Administrative Services Agreement

Pursuant to an administrative services agreement entered into with the Former Sponsor on July 29, 2021, the Sponsor may charge the Company a $10,000 per month fee for office space, administrative and support services. As of June 30, 2023, the Former Sponsor has not charged, and the Sponsor does not intend to charge in the future, any amount in relation to the provision of these services. As a result, the Company has not incurred or accrued for any expense related to this agreement.

Advisory Services

The Company engaged XP Investimentos Corretora de Câmbio, Títulos e Valores Mobiliários S.A. (“XP Investimentos”), an indirect, wholly-owned subsidiary of XP, Inc. and an affiliate of the Former Sponsor, to provide financial consulting services, consisting of a review of deal structure and terms and related advice in connection with the Initial Public Offering, for which it received a fee of $1,725,443 of the cash underwriting paid to the Underwriter. See Note 8 below for further discussion of the Underwriting Agreement.

On July 10, 2023 the Company received a letter from its underwriter formally waiving the Company’s obligation to pay the Deferred Underwriting Fee of $7,686,396. As the advisory fee is a part of the Deferred Underwriting Fee and contingent upon its payment, the advisory fee was also waived as of this date.

Capital Contribution – Related Party

The Company’s Former Sponsor engaged a third-party professional services provider on behalf of the Company to conduct business due diligence services in 2021. The $0.5 million payment of such fees was deemed to be a benefit to the Company under SAB Topic 5A and was recorded to accumulated deficit and formation and operating expenses.

On May 16, 2023, the Company entered into an agreement (the “Reimbursement Agreement”) with SuperBAC Biotechnology Solutions S.A. (“Superbac”), a related party, SUPERBAC PubCo Holdings, Inc (“PubCo”), a related party, and BAC1 Holdings Inc., and BAC2 Holdings, Inc, each of which are related parties, whereby Superbac agreed to provide reimbursement of certain Business Combination expenses previously incurred  up to $13.5 million to the Former Sponsor. This reimbursement was meant to aid the Company in recouping its costs related to the terminated Business Combination.

Under the Reimbursement Agreement, Superbac has agreed to reimburse qualifying expenses that have previously been paid by either the Former Sponsor or the Company. For any qualifying expenses that have not yet been paid, Superbac has agreed to pay those directly. Further, under the Sponsor Handover Agreement signed on July 27, 2023, the Former Sponsor is responsible for all costs, fees and expenses incurred prior to that date with the exception of a $25,000 reimbursement to be made by the Sponsor to the Former Sponsor.

The reimbursement of qualifying expenses under the Reimbursement Agreement was deemed to be a benefit to the Company under SAB Topic 5T. In order to recognize this benefit, the Company de-recognized the outstanding accounts payable, accrued expenses, Promissory Note and due to / from Former Sponsor amounts and reclassed them to additional paid-in capital, as an in-substance capital contribution, in the amount of approximately $6.2 million as these amounts are expected to be paid by Superbac or the Former Sponsor in accordance with the Expense Reimbursement Agreement and the Sponsor Handover Agreement.

Under the guidance in ASC 405-20-40 “Derecognition”, the Company has become a guarantor of the de-recognized liabilities as if they are not paid by Superbac or the Former Sponsor in accordance with the aforementioned contracts a creditor would request related payment from the Company. The Company expects Superbac or the Former Sponsor to pay these liabilities under the aforementioned referenced contractual agreements and as such has nothing recorded for these de-recognized liabilities as of June 30, 2023.  The Company will continue to assess the likelihood of payment on a quarterly basis.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares (“Public Shares”) with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 21,961,131 Public Shares issued and no shares outstanding, excluding 21,961,131 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares (“Founder Shares”) with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 5,490,283 Founder Shares issued and outstanding. The shares collectively represent 20% of the Company’s issued and outstanding ordinary shares. Holders of Public Shares and Founder Shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

The Founder Shares will automatically convert into Public Shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Public Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

Refer to Note 3 for discussion of the Initial Public Offering that occurred on August 3, 2021.

On July 10, 2023, pursuant to the Sponsor Handover transaction, the Former Sponsor sold and assigned 4,400,283 Founder Shares to the Sponsor.

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

As of June 30, 2023 and December 31, 2022, there were 7,320,377 Public Warrants and 4,261,485 Private Warrants outstanding. The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because an event that is not within the entity’s control could require net cash settlement the warrants do not meet the criteria for equity classification and as a result each warrant must be recorded as a derivative liability.

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

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,392,226 in the aggregate upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $7,686,396 in the aggregate.

On July 10, 2023 the Company received a letter from its underwriter formally waiving the Company’s obligation to pay the Deferred Underwriting Fee of $7,686,396.

NOTE 9 — RECURRING FAIR VALUE MEASUREMENTS

As of June 30, 2023 and December 31, 2022, the Company’s warrant liabilities were valued at $348,000 and $1,874,437, respectively.

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

The following tables present fair value information as of June 30, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$227,731,980	$—	$—
Liabilities:
Public Warrants	$220,000	$—	$—
Private Warrants	$—	$128,000	$—

	As of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$222,726,270	$—	$—
Liabilities:
Public Warrants	$1,184,437	$—	$—
Private Warrants	$—	$—	$690,000

The fair value of the Private Warrant liabilities was classified within Level 3 of the fair value hierarchy at the initial measurement date. On September 20, 2021, the Public Warrants started trading separately from the Public Shares underlying the Units that were sold in the Initial Public Offering and partial exercise of the over-allotment. Accordingly, as of September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.

Transfers between Levels are recorded at the end of each reporting period. For the period ended June 30, 2023, the Private Warrants were classified from Level 3 to Level 2 on the basis that the make-whole provision within the warrant agreement effectively values them in alignment with the value of the Public Warrants.

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

As of June 30, 2023, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date.

The following table presents a summary of the changes in the fair value of the Warrants liabilities classified as Level 3, measured on a recurring basis.

	Private Warrant	Public Warrant
	Liabilities	Liabilities
Fair value as of December 31, 2021	$2,160,000	$—
Change in fair value of warrant liabilities	(1,470,000)	—
Fair value as of December 31, 2022	$690,000	$—
Change in fair value of warrant liabilities	(301,000)	—
Fair value of as of March 31, 2023	$389,000	$—
Transfer out of Level 3	(389,000)	—
Fair value of as of June 30, 2023	$—	$—

The key inputs into the Monte Carlo formula model were as follows for December 31, 2022:

	Private Warrant Liabilities
	December 31, 2022
Share price	$10.00
Exercise price	$11.50
Risk-free rate	3.95%
Expected term of warrants	5.08	years
Volatility	0.001%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. Except as described below, the Company identified no subsequent events as of the date that the financial statements were issued.

On July 10, 2023 the Company received a letter from its underwriter formally waiving the Company’s obligation to pay the Deferred Underwriting Fee of $7,686,396. As the advisory fee due to a related party is a part of the Deferred Underwriting Fee and contingent upon its payment, the advisory fee was also waived as of this date. On July 10, 2023, the Company entered into the Purchase and Sponsor Handover Agreement with the Sponsor, and the Former Sponsor, pursuant to which, subject to satisfaction of certain conditions, (i) the Former Sponsor agreed to sell, and the Sponsor agreed to purchase, 4,400,283 Class B ordinary shares of the Company, par value $0.0001 per share, and 4,261,485 private placement warrants to acquire 4,261,485 Class A ordinary shares of the Company held by the Former Sponsor, for a total purchase price of $250,000, and (ii) the Sponsor agreed to become the Sponsor of the Company (together, the “Sponsor Handover”). The Sponsor has also agreed to reimburse the Former Sponsor for $25,000 of legal fees and other expenses incurred by the Former Sponsor in connection with the transactions contemplated by the Purchase and Sponsor Handover Agreement.

As a condition to consummation of the Sponsor Handover, new members of the Company’s board of directors (the “Board”) and a new management team for the Company were appointed by the existing Board and the existing Board members and the existing management team resigned, which was effective upon consummation of the Sponsor Handover.

Pursuant to the terms of the Purchase and Sponsor Handover Agreement, the Sponsor also agreed, among other things, to (i) join as a party to the Letter Agreement, dated July 29, 2021, by and the Former Sponsor, the officers and directors of the Company and the Company (the “Letter Agreement”), (ii) at its own cost and expense to (a) extend the term of the existing directors’ and officers’ liability insurance policy for the coverage period ending no earlier than August 15, 2024, and (b) prior to the Business Combination, obtain commercially reasonable run-off or “tail” directors’ and officers’ liability insurance policy coverage, including for the benefit of the Former Sponsor and the directors and officers of the Company that are party to the Letter Agreement, (iii) indemnify and hold harmless the Former Sponsor on terms that are the same as the indemnity agreements entered into between the Company and the indemnitees in connection with the Company’s initial public offering, and, if requested by the Former Sponsor or any other indemnitee, the Company and the Sponsor shall assume the defense of any relevant claims or proceedings, and (iv) procure that, in connection with any Business Combination entered into by the Company, the Sponsor and the independent directors of the Company (as of the date of the Purchase and Sponsor Handover Agreement) shall have the benefit of demand, piggyback and shelf registration rights with respect to any securities of the Company (or any successor company following a Business Combination) that are owned by the Former Sponsor or such independent directors on terms that are at least equal to those granted to the Sponsor or any PIPE investors in connection with such Business Combination.

On July 27, 2023, the Company, the Former Sponsor and each of the insiders named therein entered into an amendment (the “Amendment”) to that certain letter agreement dated as of July 29, 2021 entered into between the Company, the Former Sponsor and the insiders named therein (the “Letter Agreement”).

Entry into the Amendment was authorized by the Letter Agreement Amendment Proposal (as defined below), which was approved by the shareholders of the Company in the Shareholder Meeting (as defined below).

Pursuant to the Amendment, the parties thereto agreed that, notwithstanding any other provision of the Letter Agreement, the Transfer of Founder Shares or Private Placement Warrants, directly or indirectly, to J. Streicher Holdings, LLC or its affiliates shall not be restricted by the Letter Agreement (each of the foregoing capitalized terms not defined herein having the meaning given to such terms in the Amendment).

On July 27, 2023, the Company, the Former Sponsor and the Sponsor entered into a joinder (the “Joinder”) to the Letter Agreement.

Entry into the Joinder was a condition to the consummation of the transactions contemplated by the Purchase and Sponsor Handover Agreement (as defined below).

Pursuant to the Joinder, the Sponsor agreed, with effect from the date of the Joinder, to join as a party to the Letter Agreement and assume the obligations of the Former Sponsor under the Letter Agreement as if the Sponsor had been named as the Sponsor in the Letter Agreement.

On July 27, 2023, the Former Sponsor and the Company entered into a waiver (the “Promissory Note Waiver”) to that certain Promissory Note, dated March 19, 2021, by and between the Former Sponsor and the Company (the “Promissory Note”).

Pursuant to the Promissory Note Waiver, the Former Sponsor irrevocably and unconditionally waived its right to receive any payment from the Company of the principal balance of, and any other amounts payable under, the Promissory Note.

On July 27, 2023, Paul Davis, Llewellyn Farquharson, Adeel Rouf, Demetris Demetriou and Vik Mittal were appointed as directors of the Company, with Paul Davis being appointed as the Chairman of the board of directors of the Company. On July 27, 2023, Paul Davis was appointed as Chief Executive Officer of the Company and Llewellyn Farquharson was appointed as Chief Financial Officer of the Company.

On July 27, 2023, Chu Chiu Kong, Ana Cabral-Gardner, Marcos Peixoto, Camilo Tedde and Denis Pedreira were removed as directors of the Company, with Chu Chiu Kong also being removed as the Chairman of the board of directors of the Company. On July 27, 2023, Chu Chiu Kong was removed as Chief Executive Officer of the Company, Guilherme Teixeira was removed as Chief Investment Officer of the Company and Fabio Kann was removed as Chief Financial Officer of the Company. There was no known disagreement with any of the outgoing directors or officers on any matter relating to the Company’s operations, policies or practices.

On July 27, 2023, in the Shareholder Meeting, shareholders of the Company approved (i) the Extension Amendment Proposal, (ii) the Redemption Limitation Amendment Proposal, (iii) the Name Change Amendment Proposal, and (iv) the Letter Agreement Amendment Proposal (together, the “Shareholder Resolutions”).

On July 27, 2023, the Company filed the Shareholder Resolutions with the Registrar of Companies of the Cayman Islands.

Therefore, as a result of the Name Change Amendment Proposal having been approved and implemented on July 27, 2023, the name of the Company has been changed to Zalatoris II Acquisition Corp.

The Company held the Shareholder Meeting on July 27, 2023, at 9.30 a.m., Eastern Time, at the offices of the Company located at 55 West 46th Street, 30th Floor, New York, New York, 10036, and virtually over the Internet via live webcast, solely with respect to the voting on (i) the Extension Amendment Proposal, (ii) the Redemption Limitation Amendment Proposal, (iii) the Name Change Amendment Proposal, and (iv) the Letter Agreement Amendment Proposal.

The Company did not put the Adjournment Proposal to a vote of the shareholders of the Company at the Shareholder Meeting because each of the Extension Amendment Proposal, the Redemption Limitation Amendment Proposal, the Name Change Amendment Proposal and the Letter Agreement Amendment Proposal were approved by the shareholders of the Company.

Holders of an aggregate of 19,567,125 Class A ordinary shares, par value $0.0001 per share of the Company (“Class A Ordinary Shares”) and Class B ordinary shares, par value $0.0001 per share of the Company (“Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”) held of record as of June 29, 2023, the record date for the Shareholder Meeting (the “Record Date”), were present in person or by proxy, representing approximately 71.3% of the outstanding Ordinary Shares as of the Record Date, which constituted a quorum for the transaction of business at the Shareholder Meeting.

The following is a brief description of the final voting results for each of the proposals submitted to a vote of the shareholders of the Company in the Shareholder Meeting.

Proposal No. 1 - The Extension Amendment Proposal

To amend, by way of special resolution, the Memorandum and Articles of Association, as set forth in Annex A of the Proxy Statement to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from August 3, 2023 (the date which is 24 months from the closing date of the Company’s initial public offering (the “IPO”) (the “Original Termination Date”) on a monthly basis for up to twelve times by an additional one month each time after the Original Termination Date, by resolution of the Company’s board of directors up to August 3, 2024 (the date which is 36 months from the closing date of the IPO), or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Company’s board of directors.

Proposal No. 2 – The Redemption Limitation Amendment Proposal

To amend, by way of special resolution, the Company’s Memorandum and Articles of Association, as provided by the second resolution in the form set forth in Annex A to the Proxy Statement to eliminate from the Memorandum and Articles of Association the limitation that the Company shall not redeem Class A Ordinary Shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

Proposal No. 3 – The Name Change Amendment Proposal

To amend, by way of special resolution, the Company’s Memorandum and Articles of Association, as provided by the third resolution in the form set forth in Annex A to the Proxy Statement to change the name of the Company from “XPAC Acquisition Corp.” to “Zalatoris II Acquisition Corp”.

Proposal No. 4 – Letter Agreement Amendment Proposal

To amend, by way of ordinary resolution, the Letter Agreement, dated July 29, 2021, by and among the Former Sponsor, the officers and directors of the Company and the Company, to allow the Former Sponsor to transfer its holdings in XPAC, directly or indirectly, to the Sponsor or its affiliates prior to the expiration of the applicable lock-up, a copy of such amendment being set forth in Annex B to the Proxy Statement.

On July 29, 2023, the Company entered into a Working Capital Promissory Note (“Working Capital Promissory Note”) in the amount of $1,500,000 with the Sponsor. The Working Capital Promissory Note is non-interest bearing and is due at the earlier of consummation of a Business Combination or liquidation of the Company. The Working Capital Promissory Note is convertible to Conversion Warrants (as defined in the Working Capital Promissory Note) at the holder’s election.

On August 8, 2023, the Sponsor transferred 20,000 Founder Shares to each of Paul Davis, Llewellyn Farguharson, Adeel Rouf and Demetris Demtriou for an aggregate of 80,000 Founder Shares transferred to officers.

Redemption of Class A Ordinary Shares

Pursuant to the Memorandum and Articles of Association, holders of Class A Ordinary Shares may seek to redeem their Class A Ordinary Shares for cash, regardless of whether they voted for or against, or whether they abstained from voting on, the Extension Amendment Proposal. In connection with the Extension Amendment Proposal, any shareholder holding Class A Ordinary Shares was entitled to demand that the Company redeem such shares for a full pro rata portion of the Company’s trust account established in connection with the IPO (the “Trust Account”).

In connection with the approval of the Extension Amendment Proposal in the Shareholder Meeting held on July 27, 2023, holders of 15,446,457 Class A Ordinary Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.41 per Class A Ordinary Share, for an aggregate redemption amount of approximately $160,732,917 (the “Redemptions”). After the satisfaction of the Redemptions, the balance in the Trust Account was approximately $67,790,468. Prior to the Redemptions, the Company had 21,961,131 Class A Ordinary Shares outstanding. Following the Redemptions, 6,514,674 Class A Ordinary Shares remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Zalatoris II Acquisition Corp.,” “our,” “us” or “we” refer to Zalatoris II Acquisition Corporation, references to “management” or “management team” refer to the Company’s officers and directors, and references to the “Sponsor” refer to J. Streicher Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

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

On August 3, 2021, we consummated our Initial Public Offering of 20,000,000 units (“Units”). Each Unit consisted of one Class A ordinary share (“Public Shares”) and one-third of one of our redeemable warrants (“Public Warrants”), with each whole warrant entitling the holder thereof to purchase one of our Public Shares for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. We granted the underwriter a 45-day option to purchase up to 3,000,000 additional Units solely to cover over-allotments.

Simultaneously with the consummation of our Initial Public Offering, we completed the private placement (“Private Placement”) of 4,000,000 Private Warrants to XPAC Sponsor, LLC (the “Former Sponsor”), at a purchase price of $1.50 per warrant, generating gross proceeds of $6,000,000. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account.

On August 16, 2021, the underwriter partially exercised the over-allotment option and on August 19, 2021, purchased an additional 1,961,131 Units (the “Over-Allotment Units”) at $10.00 per Unit, generating additional gross proceeds of $19,611,310. In addition, we issued 261,485 Private Warrants to the Former Sponsor.

Following the closing of our Initial Public Offering, $219,611,310 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants were placed in the Trust Account established for the benefit of our public shareholders (“Public Shareholders”). The Trust Account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our Public Shareholders.

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

On December 19, 2022, SuperBac held an ordinary and extraordinary general meeting of its shareholders (the “December 2022 Shareholder Meeting”) for the purposes of (i) approving in an ordinary general meeting of its shareholders, SuperBac’s financial statements for the year ended December 31, 2021 and the total remuneration of SuperBac’s directors for the 2022 fiscal year, and (ii) approving in an extraordinary general meeting of its shareholders, the entry into of the First BCA Amendment, and the terms and conditions of a proposed issuance of non-convertible debt by Superbac Indústria e Comércio de Fertilizantes S.A. (a wholly-owned subsidiary of SuperBac) (including the collateral and/or guarantees of such debt) in an aggregate principal amount not to exceed the equivalent in Brazilian reais of US$ 50.0 million. Each matter to be approved by SuperBac’s shareholders in the December 2022 Shareholder Meetings was duly approved.

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

Change in Sponsor

On July 10, 2023, XPAC Acquisition Corp., a Cayman Islands exempted company (“XPAC”), entered into a Purchase and Sponsor Handover Agreement (the “Purchase and Sponsor Handover Agreement”) with J. Streicher Holdings, LLC, (the “Sponsor”), and XPAC Sponsor LLC, a Cayman Islands limited liability company (the “Former Sponsor”), pursuant to which, subject to satisfaction of certain conditions, (i) the Former Sponsor agreed to sell, and the Sponsor agreed to purchase, 4,400,283 Founder Shares, par value $0.0001 per share, and 4,261,485 Private Warrants to acquire 4,261,485 Public Shares held by the Former Sponsor, for a total purchase price of $250,000, and (ii) the Sponsor agreed to become the Sponsor of the Company (together, the “Sponsor Handover”). The Sponsor has also agreed to reimburse the Former Sponsor for $25,000 of legal fees and other expenses incurred by the Former Sponsor in connection with the transactions contemplated by the Purchase and Sponsor Handover Agreement.

In addition, pursuant to the terms of the Purchase and Sponsor Handover Agreement, (i) each of the parties thereto agreed, among other things, that the provisions of each of the indemnity agreements dated July 29, 2021 entered into between the Company and each of the directors and officers of the Company shall remain in full force and effect notwithstanding any resignation of the directors and officers of the Company, and (ii) the Company and the Sponsor agreed to release the directors and officers of the Company (as of the date of the Purchase and Sponsor Handover Agreement) and the Former Sponsor from any and all claims relating to the Company that accrued or may have accrued prior to consummation of the Sponsor Handover.

Amendment to the Letter Agreement

On July 27, 2023, the Company, Former Sponsor and each of the insiders named therein entered into an amendment (the “Amendment”) to that certain Letter agreement dated as of July 29, 2021 entered into between the Company, the Former Sponsor and the insiders named therein.

Entry into the Amendment was authorized by the Letter Agreement Amendment Proposal (as defined below), which was approved by the shareholders of the Company in the Shareholder Meeting (as defined below).

Pursuant to the Amendment, the parties thereto agreed that, notwithstanding any other provision of the Letter Agreement, the Transfer of Founder Shares or Private Warrants, directly or indirectly, to the Sponsor or its affiliates shall not be restricted by the Letter Agreement (each of the foregoing capitalized terms not defined herein having the meaning given to such terms in the Amendment).

Joinder to Letter Agreement

On July 27, 2023, the Company, the Former Sponsor and the Sponsor entered into a joinder (the “Joinder”) to the Letter Agreement.

Entry into the Joinder was a condition to the consummation of the transactions contemplated by the Purchase and Sponsor Handover Agreement (as defined above).

Pursuant to the Joinder, the Sponsor agreed, with effect from the date of the Joinder, to join as a party to the Letter Agreement and assume the obligations of the Former Sponsor under the Letter Agreement as if the Sponsor had been named as the Former Sponsor in the Letter Agreement.

Waiver to Promissory Note

On July 27, 2023, the Former Sponsor and the Company entered into a waiver (the “Promissory Note Waiver”) to that certain Promissory Note, dated March 19, 2021, by and between the Former Sponsor and the Company (the “Promissory Note”).

Pursuant to the Promissory Note Waiver, the Former Sponsor irrevocably and unconditionally waived its right to receive any payment from the Company of the principal balance of, and any other amounts payable under, the Promissory Note.

Amendment to Amended and Restated Memorandum and Articles of Association

On July 27, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “Shareholder Meeting”). The proposals to be voted upon by the shareholders of the Company were described in the Company’s proxy statement dated July 10, 2023 (the “Proxy Statement”) that was mailed to the shareholders of the Company. In the Shareholder Meeting, shareholders of the Company approved each of the following proposals: (i) Proposal No. 1 – The Extension Amendment Proposal (the “Extension Amendment Proposal”); (ii) Proposal No. 2 – The Redemption Limitation Amendment Proposal (the “Redemption Limitation Amendment Proposal”); (iii) Proposal No. 3 – The Name Change Amendment Proposal (the “Name Change Amendment Proposal”); and (iv) Proposal No. 4 – The Letter Agreement Amendment Proposal (the “Letter Agreement Amendment Proposal”), each proposal as further described below and more fully described in the Proxy Statement.

The Company’s shareholders’ approval of the Extension Amendment Proposal allows the Company to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from August 3, 2023 (the date which is 24 months from the closing date of the Company’s Initial Public Offering (the “Original Termination Date”) on a monthly basis for up to twelve times by an additional one month each time after the Original Termination Date, by resolution of the Company’s board of directors up to August 3, 2024 (the date which is 36 months from the closing date of the IPO), or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Company’s board of directors.

In connection with the approval of the Extension Amendment Proposal in the Shareholder Meeting held on July 27, 2023, holders of 15,446,457 Class A Ordinary Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.41 per Class A Ordinary Share, for an aggregate redemption amount of approximately $160,732,917 (the “Redemptions”). After the satisfaction of the Redemptions, the balance in the Trust Account was approximately $67,790,468. Prior to the Redemptions, the Company had 21,961,131 Class A Ordinary Shares outstanding. Following the Redemptions, 6,514,674 Class A Ordinary Shares remain outstanding.

Under Cayman Islands law, the amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”) took effect upon approval of each of the relevant proposals approved in the Shareholder Meeting, changing the name of the Company from “XPAC Acquisition Corp.” to “Zalatoris II Acquisition Corp.” and replacing each reference to “XPAC Acquisition Corp.” with “Zalatoris II Acquisition Corp.”

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to our formation and Initial Public Offering and since then to the search for a target business. We have not generated and will not generate any operating revenues until after the completion of a Business Combination, if any, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our Initial Public Offering and will recognize other income and expense related to the change in fair value of our warrant liabilities. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses. We have selected December 31 as our fiscal year end.

For the three months ended June 30, 2023, we had net income of $3,291,850, which consisted primarily of a $710,083 gain on fair value of warrant liabilities and a $2,646,288 gain on securities held in trust, partially offset by a $11,570 foreign exchange loss and $53,108 in operating, general and administrative expenses. For the six months ended June 30, 2023, we had a net income of $5,836,887, which consisted of a $1,526,437 gain on the fair value of warrant liabilities and a $5,005,710 gain on investments held in the Trust Account, offset by a $33,936 foreign exchange loss and $661,493 in operating, general and administrative expenses.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had cash outside the Trust Account of $47,865, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to our initial Business Combination.

On August 3, 2021, we completed the sale of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneous with the closing of our Initial Public Offering, we completed the sale of 4,000,000 Private Warrants at a price of $1.50 per Private Unit in a Private Placement to the Former Sponsor, generating gross proceeds of $6,000,000.

On August 19, 2021, the underwriter purchased an additional 1,961,131 of our Units at $10.00 per Unit, generating additional gross proceeds of $19,611,310 to us. In addition, we sold an additional 261,485 Private Warrants to the Former Sponsor.

Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through the payment by our initial shareholders of $25,000 to cover certain of our offering costs in consideration for the issuance of Founder Shares to our initial shareholders and up to $300,000 in loans available from our Former Sponsor. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of June 30, 2023, we had nothing outstanding under the Promissory Note (see Note 5 regarding Capital Contributions – Related party). Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of our Initial Public Offering and our Private Placement held outside of the Trust Account.

We have incurred significant costs in pursuit of its acquisition plans. In order to meet our financial needs after June 30, 2023, our Sponsor or its affiliates can, but are not obligated to, provide funding through a working capital loan. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that we do not complete an initial Business Combination, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Warrants issued in our Private Placement. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of June 30, 2023, there was no amount outstanding under any Working Capital Loans.

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

As of June 30, 2023, we had $47,865 in cash and working capital of $116,229. We have incurred significant costs in pursuit of its acquisition plans. In order to meet our financial needs after June 30, 2023, our Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is not able to consummate a Business Combination before August 3, 2024, the Company will commence an automatic winding up, dissolution and liquidation. Effective as of May 3, 2023, the Company, PubCo, Merger Sub 1, Merger Sub 2, Newco and SuperBac mutually agreed to terminate the Business Combination Agreement pursuant to the Termination Agreement dated May 3, 2023. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Terminated SuperBac Business Combination.” No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 3, 2024 or, any accelerated liquidation date that may be approved by the shareholders of the Company in an extraordinary general meeting.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of June 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of June 30, 2023, our Sponsor has not charged us any amount in relation to the provision of these services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15 and 15d-15 under the Exchange Act. Due to the material weaknesses in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Our internal control over financial reporting did not result in the proper classification of the Class A redeemable ordinary shares within our previously issued August 3, 2021 Balance Sheet and the August 3, 2021 Pro Forma Balance Sheet. In those balance sheets, we determined that the Public Shares subject to possible redemption to be equal to the redemption value of the Public Shares, while also taking into consideration that the redemption cannot result in net tangible assets being less than $5,000,001, which represented a material weakness.

After discussion and evaluation, we have concluded that while provisions in our amendments to the amended and restated memorandum and articles of association may result in the Company being unable to redeem all of the Public Shares in certain situations, the Public Shares still contain redemption provisions which are outside of our control and therefore should be classified outside of permanent equity. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the Public Shares subject to possible redemption being equal to the full redemption value of the Public Shares.

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

Additionally, our internal control over financial reporting did not properly identify a discrepancy in an estimate of liabilities at the time such estimate was received or the removal of certain liabilities expected to be paid by an affiliate of the Former Sponsor. These discrepencies were corrected and recorded properly in advance of filing of the Form 10-Q in the period in which they occurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2021, our Former Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of us in exchange for the issuance of 5,750,000 Class B ordinary shares (“Founder Shares”), par value $0.0001 per share, for an aggregate purchase price of $25,000, or approximately $0.004 per share. In May 2021, our Former Sponsor transferred 30,000 Founder Shares to each of Ana Cabral-Gardner, Denis Barros Pedreira and Camilo de Oliveira Tedde, our independent directors. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the issued and outstanding ordinary shares after the Initial Public Offering. Such securities were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Former Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

No underwriting discounts or commissions were paid with respect to such sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Amendments to the Amended and Restated Memorandum and Articles of Association.
10.1

Purchase and Sponsor Handover Agreement dated July 10, 2023, by and among the Company, the Sponsor, and the Former Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2023).

10.2

Letter Agreement dated July 29, 2021, among the Company, the Former Sponsor, and the Company’s officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2021).

10.3

Amendment to the Letter Agreement dated July 27, 2023 entered into between the Company, the Former Sponsor, and the insiders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2023).

10.4

Joinder to the Letter Agreement dated July 27, 2023 entered into between the Company, the Sponsor, and the Former Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2023).

10.5

Waiver to the Promissory Note dated July 27, 2023 entered into between the Former Sponsor and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 27, 2023).

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

* Filed herewith.

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZALATORIS II ACQUISITION CORP.

SIGNATURE	TITLE	DATE

/s/ Paul Davis	Chief Executive Officer	September 1, 2023
Paul Davis	(principal executive officer)

/s/ Llewellyn Farquharson	Chief Financial Officer	September 1, 2023
Llewellyn Farquharson	(principal financial and accounting officer)