Form 10-Q
period 2023-09-30
Zalatoris II Acquisition Corp
filed 2023-11-22
CIK 1853397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-40686

ZALATORIS II ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

55 West 46th Street, 30th Floor
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 675-3106

N/A
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

As of November 20, 2023, there were 6,514,674 Class A ordinary shares (“Public Shares”), $0.0001 par value per share, issued and outstanding and 5,490,283 Class B ordinary shares (“Founder Shares”), $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZALATORIS II ACQUISITION CORP.

F/K/A XPAC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$—	$44,659
Prepaid expenses	76,954	233,489
Total current assets	76,954	278,148
Investments held in Trust Account	68,616,837	222,726,270
Total assets	$68,693,791	$223,004,418

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$264,435	$295,328
Accrued expenses	—	4,966,405
Accrued offering costs	—	92,000
Due to/from Former Sponsor	60,000	—
Total current liabilities	324,435	5,353,733
Promissory note payable – related party	200,000	300,000
Deferred underwriter’s commission fee	—	4,996,157
Deferred advisory fee – related party	—	2,690,239
Warrant liabilities	718,000	1,874,437
Total liabilities	1,242,435	15,214,566

Commitments and contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 6,514,674 and 21,961,131 shares at redemption value of $10.53 and $10.14 as of September 30, 2023 and December 31, 2022, respectively	68,616,837	222,726,270

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 6,514,674 and 21,961,131 Class A ordinary shares subject to possible redemption, respectively)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,490,283 shares issued and outstanding	549	549
Additional paid-in capital	6,225,361	—
Accumulated deficit	(7,391,391)	(14,936,967)
Total shareholders’ deficit	(1,165,481)	(14,936,418)
Total liabilities and shareholders’ deficit	$68,693,791	$223,004,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZALATORIS II ACQUISITION CORP.

F/K/A XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three		For the nine
	months ended		months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Formation and operating costs	$402,101	$1,697,156	$1,063,594	$4,338,159
Loss from operations	(402,101)	(1,697,156)	(1,063,594)	(4,338,159)
Other income (expense)
Change in fair value of warrant liabilities	(370,000)	158,804	1,156,437	4,146,517
Gain on securities held in trust	1,417,774	971,818	6,423,484	1,273,925
Interest earned on bank account	105	—	274	—
Foreign exchange gain (loss)	—	14,682	(33,936)	25,543
Total other income	1,047,879	1,145,304	7,546,259	5,445,985
Net income (loss)	$645,778	$(551,852)	$6,482,665	$1,107,826

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	10,879,977	21,961,131	18,226,823	21,961,131
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.04	$(0.02)	$0.27	$0.04
Basic and diluted weighted average shares outstanding, non- redeemable Class B ordinary shares	5,490,283	5,490,283	5,490,283	5,490,283
Basic and diluted net income (loss) per share, non- redeemable Class B ordinary shares	$0.04	$(0.02)	$0.27	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZALATORIS II ACQUISITION CORP.

F/K/A XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	5,490,283	$549	$—	$(14,936,967)	$(14,936,418)
Remeasurement of Class A shares to redemption amount	—	—	—	—	—	(2,359,422)	(2,359,422)
Net income	—	—	—	—	—	2,545,037	2,545,037
Balance - March 31, 2023	—	—	5,490,283	549	—	(14,751,352)	(14,750,803)
Capital contribution from Sponsor	—	—	—	—	6,187,074	—	6,187,074
Remeasurement of Class A shares to redemption amount	—	—	—	—	—	(2,646,288)	(2,646,288)
Net income	—	—	—	—	—	3,291,850	3,291,850
Balance – June 30, 2023	—	$—	5,490,283	$549	6,187,074	(14,105,790)	(7,918,167)
Capital contribution from Sponsor	—	—	—	—	38,287	—	38,287
Deferred underwriter’s commission fee waiver	—	—	—	—	—	4,996,157	4,996,157
Deferred advisory fee – related party	—	—	—	—	—	2,690,239	2,690,239
Extension contributions	—	—	—	—	—	(200,000)	(200,000)
Remeasurement of Class A shares to redemption amount	—	—	—	—	—	(1,417,774)	(1,417,774)
Net income	—	—	—	—	—	645,778	645,778
Balance – September 30, 2023	—	$—	5,490,283	$549	6,225,361	(7,391,391)	(1,165,481)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2021 (As restated)	—	$—	5,490,283	$549	$—	$(13,739,883)	$(13,739,334)
Remeasurement of Class A shares to redemption amount	—	—	—	—	—	(14,424)	(14,424)
Net loss	—	—	—	—	—	(208,504)	(208,504)
Balance - March 31, 2022 (As restated)	—	—	5,490,283	549	—	(13,962,811)	(13,962,262)
Remeasurement of Class A shares to redemption amount	—	—	—	—	—	(287,683)	(287,683)
Net income	—	—	—	—	—	1,868,182	1,868,182
Balance – June 30, 2022 (As restated)	—	—	5,490,283	549	—	(12,382,312)	(12,381,763)
Remeasurement of Class A shares to redemption amount	—	—	—	—	—	(971,818)	(971,818)
Net income	—	—	—	—	—	(551,852)	(551,852)
Balance – September 30, 2022	—	—	5,490,283	549	—	(13,905,982)	(13,905,433)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZALATORIS II ACQUISITION CORP.

F/K/A XPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30, 2023	September 30, 2022
Cash flow from operating activities:
Net income	$6,482,665	$1,107,826
Gain on securities held in trust	(6,423,484)	(302,107)
Change in fair value of warrant liabilities	(1,156,437)	(3,987,713)
Changes in operating assets and liabilities:
Prepaid expenses	156,535	(18,498)
Prepaid expenses – non-current	—	200,125
Accounts payable	287,600	(110,978)
Accrued expenses	28,504	2,261,972
Due to Sponsor	60,000	—
Net cash used in operating activities	(564,617)	(297,521)

Cash flow from investing activities:
Withdrawal from Trust Account for redemptions	160,732,917	—
Extension payments	(200,000)	—
Net cash provided by investing activities	160,532,917	—

Cash flow from financing activities:
Capital Contribution	519,958
Trust redemptions	(160,732,917)	—
Proceeds from affiliate promissory note	200,000	215,588
Net cash used in financing activities	(160,012,959)	215,588

Net change in cash	(44,659)	(81,933)
Cash at beginning of period	44,659	352,190
Cash at end of period	$—	$270,257

Non-cash financing activities:
Remeasurement of ordinary shares subject to possible redemption value	$6,423,484	$302,107
Capital contribution from Former Sponsor – Accounts Payable	$318,493	$—
Capital contribution from Former Sponsor – Accrued Expenses	$4,994,910	$—
Capital Contribution from Former Sponsor – Offering Costs	$92,000	$—
Capital Contribution from Former Sponsor – Due to Sponsor	$519,958	$—
Capital Contribution from Former Sponsor – Promissory Note	$300,000	$—
Deferred underwriter’s commission fee waiver	$4,996,157	$—
Deferred advisory fee – related party	$2,690,239	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires additional Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its right to its deferred underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period. The underwriter formally waived such right in July 2023 and as such the amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

The balance of the Promissory Note was comprised of Company expenditures for which the Former Sponsor paid previously. Pursuant to the Reimbursement Agreement signed May 16, 2023 (defined and discussed in Note 5), these expenses were subject to reimbursement and as such have been accounted for as additional paid-in capital as of June 30, 2023.

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

In connection with the approval of the Extension Amendment Proposal in the Shareholder Meeting held on July 27, 2023, holders of 15,446,457 Class A Ordinary Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.41 per Class A Ordinary Share, for an aggregate redemption amount of $160,732,917 (the “Redemptions”). After the satisfaction of the Redemptions, the balance in the Trust Account was approximately $67,790,468. Prior to the Redemptions, the Company had 21,961,131 Class A Ordinary Shares outstanding. Following the Redemptions, 6,514,674 Class A Ordinary Shares remain outstanding.

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

Going Concern Consideration

As of September 30, 2023, the Company had no cash and working capital deficit of $247,481. The Company has incurred significant costs in pursuit of its acquisition plans, and the Company expects to incur significant costs in connection with its extraordinary general meeting and its continued acquisition plans. In order to meet the Company’s financial needs after September 30, 2023, the Company’s Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans (as defined below) (Note 5). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the period ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the three months ended
	September 30, 2023		September 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Class A	Class B	Class A	Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net loss per share
Numerator:
Allocation of net income (loss)	$429,196	$216,582	$(441,482)	$(110,370)

Denominator:
Weighted-average shares outstanding	10,879,977	5,490,283	21,961,131	5,490,283
Basic and diluted net income (loss) per share	$0.04	$0.04	$(0.02)	$(0.02)

	For the nine months ended		For the nine months ended
	September 30, 2023		September 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Class A	Class B	Class A	Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$4,981,990	$1,500,675	$886,261	$221,565

Denominator:
Weighted-average shares outstanding	18,226,823	5,490,283	21,961,131	5,490,283
Basic and diluted net income per share	$0.27	$0.27	$0.04	$0.04

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $0 and $44,659 and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, $68,616,837 and $222,726,270, respectively, held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains or losses resulting from the change in fair value of these securities are included in gains (losses) on investments held in the Trust Account on the accompanying statement of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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

The year to date activity and balances as of September 30, 2023 and December 31, 2022, for the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	As of	As of
	September 30,	December 31,
	2023	2022
Beginning Balance, January 1	$222,726,270	$219,617,731
Less:
Class A shareholder redemptions	(160,732,917)	-
Plus:
Remeasurement of carrying value to redemption value	6,423,484	3,108,539
Extension Contributions	200,000	-
Class A ordinary shares subject to possible redemption	$68,616,837	$222,726,270

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

In July 2023, pursuant to the Sponsor Handover transaction, the Former Sponsor sold and assigned 4,261,485 Private Warrants to the Sponsor.

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

In July 2023, pursuant to the Sponsor Handover transaction, the Former Sponsor sold and assigned 4,400,283 Founder Shares to the Sponsor.

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

On August 8, 2023, the New Sponsor approved the transfer of 80,000 Founder Shares in the aggregate to directors (“New Director Shares”). The terms and conditions of this transfer were still under negotiation and as such, they do not meet the criteria under ASC Topic 718, “Compensation – Stock Compensation,” to qualify as granted and transferred.

Promissory Note — Related Party

In March 2021, the Former Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of December 31, 2022 and September 30, 2023, the Company had $300,000 and $0 outstanding under the Promissory Note.

In July 2023, in connection with the Sponsor Handover and Extraordinary Shareholder Meeting, the Promissory Note was waived. As a result of the Reimbursement, defined and discussed below in the “Capital Contribution – Related Party” section of this Note, which was entered into on May 16, 2023, the expenditures made by the Former Sponsor under the Promissory Note were to be reimbursed by Superbac to the Former Sponsor and the Promissory Note is not intended to be re-paid to the Former Sponsor. As such, the entirety of this balance was reclassified to additional paid-in capital as of June 30, 2023.

On July 29, 2023, the New Sponsor issued an unsecured promissory note (the “July 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. This July 2023 Promissory Note is non-interest bearing and at the lender’s discretion, up to $1,500,000 may be convertible to warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Warrants. As of September 30, 2023, the Company had $200,000 outstanding under the July 2023 Promissory Note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

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

Due to New Sponsor

The New Sponsor has paid certain expenses on the Company’s behalf in the amount of $60,000 for which the Company intends to reimburse the Sponsor. This is primarily comprised of payment to a third party for consulting services.

Administrative Services Agreement

Pursuant to an administrative services agreement entered into with the Former Sponsor on July 29, 2021 which was then assigned to the New Sponsor, the New Sponsor may charge the Company a $10,000 per month fee for office space, administrative and support services. As of September 30, 2023, neither the Former Sponsor nor the New Sponsor has charged, and do not intend to charge in the future, any administrative fee. As a result, the Company has not incurred or accrued for any expense related to this agreement.

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

In July 2023 the Company received a letter from its underwriter formally waiving the Company’s obligation to pay the Deferred Underwriting Fee of $7,686,396. The Company has not received a formal waiver with regards to the advisory fee; however, the advisory fee is a part of the Deferred Underwriting Fee and contingent upon its payment. Given its relation to the Deferred Underwriting Fee and the fact that the Sponsor Handover agreement indicated that the Company would be handed over to the New Sponsor debt free, the Company has derecognized the advisory fee as of this date as well.

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

The reimbursement of qualifying expenses under the Reimbursement Agreement was deemed to be a benefit to the Company under SAB Topic 5T. In order to recognize this benefit, the Company de-recognized the outstanding accounts payable, accrued expenses, Promissory Note and due to / from Former Sponsor amounts and reclassed them to additional paid-in capital, as an in-substance capital contribution, in the amount of approximately $6.3 million as these amounts are expected to be paid by Superbac or the Former Sponsor in accordance with the Expense Reimbursement Agreement and the Sponsor Handover Agreement.

Under the guidance in ASC 405-20-40 “Derecognition”, the Company has become a guarantor of the de-recognized liabilities as if they are not paid by Superbac or the Former Sponsor in accordance with the aforementioned contracts a creditor would request related payment from the Company. The Company expects Superbac or the Former Sponsor to pay these liabilities under the aforementioned referenced contractual agreements and as such has nothing recorded for these de-recognized liabilities as of September 30, 2023. The Company will continue to assess the likelihood of payment on a quarterly basis.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares (“Public Shares”) with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 6,514,674 and 21,961,131 Public Shares issued and no shares outstanding, excluding 6,514,674 and 21,961,131 shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares (“Founder Shares”) with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 5,490,283 Founder Shares issued and outstanding. The shares collectively represent 20% of the Company’s issued and outstanding ordinary shares. Holders of Public Shares and Founder Shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

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

Refer to Note 3 for discussion of the Initial Public Offering that occurred on August 3, 2021.

In July 2023, pursuant to the Sponsor Handover transaction, the Former Sponsor sold and assigned 4,400,283 Founder Shares to the Sponsor.

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

As of September 30, 2023 and December 31, 2022, there were 7,320,377 Public Warrants and 4,261,485 Private Warrants outstanding. The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because an event that is not within the entity’s control could require net cash settlement the warrants do not meet the criteria for equity classification and as a result each warrant must be recorded as a derivative liability.

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

In July 2023 the Company received a letter from its underwriter formally waiving the Company’s obligation to pay the Deferred Underwriting Fee of $7,686,396.

NOTE 9 — RECURRING FAIR VALUE MEASUREMENTS

As of September 30, 2023 and December 31, 2022, the Company’s warrant liabilities were valued at $718,000 and $1,874,437, respectively.

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

The following tables present fair value information as of September 30, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$68,616,837	$—	$—
Liabilities:
Public Warrants	$454,000	$—	$—
Private Warrants	$—	$264,000	$—

	As of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account	$222,726,270	$—	$—
Liabilities:
Public Warrants	$1,184,437	$—	$—
Private Warrants	$—	$—	$690,000

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

Transfers between Levels are recorded at the end of each reporting period. For the nine month period ended September 30, 2023, the Private Warrants were classified from Level 3 to Level 2 on the basis that the make-whole provision within the warrant agreement effectively values them in alignment with the value of the Public Warrants.

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

As of September 30, 2023, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date.

The following table presents a summary of the changes in the fair value of the Warrants liabilities classified as Level 3, measured on a recurring basis.

	Private Warrant	Public Warrant
	Liabilities	Liabilities
Fair value as of December 31, 2021	$2,160,000	$—
Change in fair value of warrant liabilities	(1,470,000)	—
Fair value as of December 31, 2022	$690,000	$—
Change in fair value of warrant liabilities	(301,000)	—
Fair value of as of March 31, 2023	$389,000	$—
Transfer out of Level 3	(389,000)	—
Fair value of as of September 30, 2023	$—	$—

The key inputs into the Monte Carlo formula model were as follows for December 31, 2022:

Private Warrant Liabilities
December 31, 2022
Share price	$10.00
Exercise price	$11.50
Risk-free rate	3.95%
Expected term of warrants	5.08 years
Volatility	0.001%

NOTE 10 — SUBSEQUENT EVENTS

On October 5, 2023, the Company, issued a press release announcing that $100,000 (the “Extension Payment”) was deposited into the trust account of the Company, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from October 3, 2023 to November 3, 2023 (the “Extension”). The Extension is the third of twelve one-month extensions permitted under the Company’s governing documents.

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

Change in Sponsor

In July 2023, XPAC Acquisition Corp., a Cayman Islands exempted company (“XPAC”), entered into a Purchase and Sponsor Handover Agreement (the “Purchase and Sponsor Handover Agreement”) with J. Streicher Holdings, LLC, (the “Sponsor”), and XPAC Sponsor LLC, a Cayman Islands limited liability company (the “Former Sponsor”), pursuant to which, subject to satisfaction of certain conditions, (i) the Former Sponsor agreed to sell, and the Sponsor agreed to purchase, 4,400,283 Founder Shares, par value $0.0001 per share, and 4,261,485 Private Warrants to acquire 4,261,485 Public Shares held by the Former Sponsor, for a total purchase price of $250,000, and (ii) the Sponsor agreed to become the Sponsor of the Company (together, the “Sponsor Handover”). The Sponsor has also agreed to reimburse the Former Sponsor for $25,000 of legal fees and other expenses incurred by the Former Sponsor in connection with the transactions contemplated by the Purchase and Sponsor Handover Agreement.

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

Amendment to Amended and Restated Memorandum and Articles of Association

On July 27, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “Shareholder Meeting”). The proposals to be voted upon by the shareholders of the Company were described in the Company’s proxy statement dated July 10, 2023 (the “Proxy Statement”) that was mailed to the shareholders of the Company. In the Shareholder Meeting, shareholders of the Company approved each of the following proposals: (i) Proposal No. 1 - The Extension Amendment Proposal (the “Extension Amendment Proposal”); (ii) Proposal No. 2 - The Redemption Limitation Amendment Proposal (the “Redemption Limitation Amendment Proposal”); (iii) Proposal No. 3 - The Name Change Amendment Proposal (the “Name Change Amendment Proposal”); and (iv) Proposal No. 4 - The Letter Agreement Amendment Proposal (the “Letter Agreement Amendment Proposal”), each proposal as further described below and more fully described in the Proxy Statement.

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

In connection with the approval of the Extension Amendment Proposal in the Shareholder Meeting held on July 27, 2023, holders of 15,446,457 Class A Ordinary Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.41 per Class A Ordinary Share, for an aggregate redemption amount of $159,941,512 (the “Redemptions”). After the satisfaction of the Redemptions, the balance in the Trust Account was approximately $67,790,468. Prior to the Redemptions, the Company had 21,961,131 Class A Ordinary Shares outstanding. Following the Redemptions, 6,514,674 Class A Ordinary Shares remain outstanding.

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

For the three months ended September 30, 2023, we had net income of $645,778, which consisted primarily of a $1,417,774 gain on securities held in trust and $105 in interest earned on money market account, offset by a $370,000 loss on fair value of warrant liabilities and $402,101 in operating, general and administrative expenses. For the nine months ended September 30, 2023, we had a net income of $6,482,665, which consisted of a $1,156,437 gain on the fair value of warrant liabilities, a $6,423,484 gain on investments held in the Trust Account and $274 in interest earned on money market account, offset by a $33,936 foreign exchange loss and $1,063,594 in operating, general and administrative expenses.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had no cash outside the Trust Account available for working capital needs. All cash was held in the Trust Account and is generally unavailable for our use, prior to our initial Business Combination.

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

Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through the payment by our initial shareholders of $25,000 to cover certain of our offering costs in consideration for the issuance of Founder Shares to our initial shareholders and up to $300,000 in loans available from our Former Sponsor. On December 27, 2021, the Promissory Note was amended to be payable upon consummation of the Business Combination. As of September 30, 2023, we had nothing outstanding under the Promissory Note (see Note 5 regarding Capital Contributions - Related party). Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of our Initial Public Offering and our Private Placement held outside of the Trust Account.

We have incurred significant costs in pursuit of its acquisition plans. In order to meet our financial needs after September 30, 2023, our Sponsor or its affiliates can, but are not obligated to, provide funding through a working capital loan. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that we do not complete an initial Business Combination, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Warrants issued in our Private Placement. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of September 30, 2023, there was [no amount] outstanding under any Working Capital Loans.

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

As of September 30, 2023, we had no cash and a working capital deficit of $247,481. We have incurred significant costs in pursuit of its acquisition plans. In order to meet our financial needs after September 30, 2023, our Sponsor or its affiliates can, but are not obligated to, provide funding through Working Capital Loans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which our Sponsor may charge us a $10,000 per month fee for office space, administrative and support services. As of September 30, 2023, our Sponsor has not charged us any amount in relation to the provision of these services.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements. We describe our significant accounting policies in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in this report. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2024 for smaller reporting companies (early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15 and 15d-15 under the Exchange Act. Due to the material weaknesses in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

Additionally, our internal control over financial reporting did not properly identify a discrepancy in an estimate of liabilities at the time such estimate was received or the removal of certain liabilities expected to be paid by an affiliate of the Former Sponsor. These discrepancies were corrected and recorded properly in advance of filing of the Form 10-Q in the period in which they occurred.

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

Lastly, our internal control over financial reporting did not properly identify gains and losses recorded on redemptions occurring from the Trust account. These discrepancies were corrected and recorded properly in advance of filing of the Form 10-Q in the period in which they occurred.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements as well as the application of those that apply to nuances in blank check companies in the process of a Business Combination such as ours. Additionally, we plan to implement a new process for receipt, review and approval of invoices from our vendors. Our remediation plan at this time includes providing enhanced access to accounting literature, research materials and documents, industry best practices and increased communication among our personnel and third-party accounting professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amendments to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 5, 2023).
10.1	Purchase and Sponsor Handover Agreement dated July 10, 2023, by and among the Company, the Sponsor, and the Former Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2023).
10.2	Letter Agreement dated July 29, 2021, among the Company, the Former Sponsor, and the Company’s officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2021).
10.3	Amendment to the Letter Agreement dated July 27, 2023 entered into between the Company, the Former Sponsor, and the insiders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2023).
10.4	Joinder to the Letter Agreement dated July 27, 2023 entered into between the Company, the Sponsor, and the Former Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2023).
10.5	Waiver to the Promissory Note dated July 27, 2023 entered into between the Former Sponsor and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 27, 2023).
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZALATORIS II ACQUISITION CORP.

SIGNATURE	TITLE	DATE

/s/ Paul Davis	Chief Executive Officer	November 22, 2023
Paul Davis	(principal executive officer)

/s/ Llewellyn Farquharson	Chief Financial Officer	November 22, 2023
Llewellyn Farquharson	(principal financial and accounting officer)